Form 10-Q
period 2014-03-31
La Quinta Holdings Inc.
filed 2014-05-21
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36412

La Quinta Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1032961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, Texas 75038

(Address of principal executive offices) (Zip Code)

(214) 492-6600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had outstanding 129,689,330 shares of Common Stock, par value $0.01 per share as of May 16, 2014.

LA QUINTA HOLDINGS INC. AND SUBSIDIARIES

FORM 10-Q TABLE OF CONTENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, our results of operations, financial position and our business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated April 8, 2014 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2014 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	business, financial, and operating risks inherent to the hospitality industry;

•	macroeconomic and other factors beyond our control adversely affecting and reducing demand for rooms at hotels that we own or franchise;

•	contraction in the global economy or low levels of economic growth;

•	inability to compete effectively;

•	deterioration in the quality or reputation of our brand;

•	failure to develop some of our existing development pipeline into La Quinta hotels;

•	geographic concentration of our hotels and pipeline properties in Texas;

•	efforts to renovate, redevelop or develop our hotels being delayed or becoming more expensive;

•	seasonal fluctuations;

•	inability of our franchisees to access the capital necessary to implement plans for growth, including our existing pipeline;

•	inability to maintain good relationships with our franchisees;

•	our failure or the failure of franchisees to make investments necessary to maintain or improve hotels;

•	inability of our franchisees to repay or refinance loans secured by the mortgaged hotels;

•	risks resulting from significant investments in owned real estate;

•	changes in local market or neighborhood conditions;

•	failure to keep pace with developments in technology;

•	failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks;

•	difficulties in updating our existing software or developing or implementing new software;

•	risks and costs associated with protecting the integrity and security of our guests’ personal information;

•	failure to protect our trademarks and other intellectual property;

•	loss of senior executives or key field personnel;

•	our substantial indebtedness; and

•	Blackstone Group, L.P and affiliates’ (“Blackstone”) control of us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we”, “us”, “our”, “Company” or “La Quinta” in this Quarterly Report on Form 10-Q mean La Quinta Holdings Inc., the La Quinta Predecessor Entities (as defined below) and their respective subsidiaries unless the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Condensed Combined Balance Sheets

As of March 31, 2014 and December 31, 2013

	2014	2013
	(in thousands)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,827	$33,412
Restricted cash	79,713	97,126
Accounts receivable, net of allowance for doubtful accounts of $4,778 and $4,888	45,989	32,678
Receivables from affiliates	11,622	11,181
Assets held for sale	—	7,332
Other current assets	25,834	17,087

Total Current Assets	226,985	198,816

Property and equipment, net of accumulated depreciation	2,741,913	2,761,457
Intangible assets, net of accumulated amortization	179,134	179,486
Deferred costs, net of accumulated amortization	7,319	10,153
Restricted cash	6,900	6,900
Deferred tax assets	2,988	3,008
Other non-current assets	9,746	10,014

Total Non-Current Assets	2,948,000	2,971,018

Total Assets	$3,174,985	$3,169,834

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$617,125	$2,720,286
Accounts payable	38,973	30,490
Accrued expenses and other liabilities	56,196	53,571
Accrued payroll and employee benefits	29,265	26,302
Accrued real estate taxes	11,590	19,577

Total Current Liabilities	753,149	2,850,226

Long-term debt	2,084,250	—
Other long-term liabilities	14,135	13,947
Deferred tax liabilities	405	408

Total Liabilities	2,851,939	2,864,581

Commitments and Contingencies	—	—
Equity:
Members’ equity	333,269	319,096
Noncontrolling interests	(10,223)	(13,843)

Total Equity	323,046	305,253

Total Liabilities and Equity	$3,174,985	$3,169,834

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Condensed Combined Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	March 31, 2014	March 31, 2013
	(in thousands)
REVENUES:
Room revenues	$188,999	$177,251
Franchise and other fee-based revenues	18,861	16,350
Other hotel revenues	4,764	4,534

	212,624	198,135
Brand marketing fund revenues from franchise and managed properties	4,685	4,137

Total Revenues	217,309	202,272
OPERATING EXPENSES:
Direct lodging expenses	88,329	84,110
Depreciation and amortization	41,611	39,983
General and administrative expenses	17,002	17,923
Other lodging and operating expenses	14,493	13,361
Marketing, promotional and other advertising expenses	16,447	14,719

	177,882	170,096
Brand marketing fund expenses from franchise and managed properties	4,685	4,137

Total Operating Expenses	182,567	174,233

Operating Income	34,742	28,039
OTHER INCOME (EXPENSES):
Interest expense, net	(36,960)	(36,100)
Other income (loss)	(53)	(13)

Total Other Income (Expenses)	(37,013)	(36,113)

Loss from Continuing Operations Before Income Taxes	(2,271)	(8,074)
Income tax expense	(748)	(792)

Net Loss from Continuing Operations, net of tax	(3,019)	(8,866)
Loss on Discontinued Operations, net of tax	(503)	(188)

NET LOSS	(3,522)	(9,054)
Income from noncontrolling interests in continuing operations, net of tax	(3,821)	(659)
Income from noncontrolling interests in discontinued operations, net of tax	—	—

Net income attributable to noncontrolling interests	(3,821)	(659)

Amounts attributable to the Company
Loss from continuing operations, net of tax	(6,840)	(9,525)
Loss from discontinued operations, net of tax	(503)	(188)

Net Loss attributable to the Company	$(7,343)	$(9,713)

Pro forma income from continuing operations data:
Income from continuing operations before provision for income taxes	$(2,271)	$(8,074)
Pro forma benefit for income taxes	(908)	(3,230)

Pro forma income from continuing operations	$(1,363)	$(4,844)

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Condensed Combined Statements of Equity (Unaudited)

For the three months ended March 31, 2014 and 2013

	Members’	Noncontrolling	Total
	Equity	Interests	Equity
		(in thousands)
Balance as of January 1, 2013	$315,255	$(11,870)	$303,385
Net income (loss)	(9,713)	659	(9,054)
Distributions	(75)	(33)	(108)

Balance as of March 31, 2013	$305,467	$(11,244)	$294,223

Balance as of January 1, 2014	$319,096	$(13,843)	$305,253
Net income (loss)	(7,343)	3,821	(3,522)
Capital contributions	21,516	—	21,516
Distributions	—	(201)	(201)

Balance as of March 31, 2014	$333,269	$(10,223)	$323,046

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Condensed Combined Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(3,522)	$(9,054)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,444	43,323
Amortization of other non-current assets	163	299
Amortization of intangible assets	271	299
Interest expense added to long-term debt	13,076	13,022
Amortization of long-term debt reduction	(1,149)	(1,149)
(Gain) loss related to casualty disasters	(153)	286
Write off of deferred incentive costs	—	27
Amortization of leasehold interests	(103)	(159)
Amortization of deferred costs	3,405	1,795
Loss on sale or retirement of assets	—	41
Impairment loss	151	—
Deferred taxes	17	8
Provision for doubtful accounts	673	504
Changes in assets and liabilities:
Accounts receivable	(13,945)	(9,446)
Other current assets	2,066	1,997
Receivables from affiliates	(441)	(807)
Other non-current assets	(92)	(207)
Accounts payable	1,011	(2,938)
Accrued payroll and employee benefits	2,963	3,858
Accrued real estate taxes	(7,987)	(7,833)
Accrued expenses and other liabilities	2,610	2,420
Other long-term liabilities	372	198

Net cash provided by operating activities	40,830	36,484
Cash flows from investing activities:
Capital expenditures	(21,187)	(26,479)
Decrease in restricted cash	17,413	4,823
(Increase) decrease in investments	(10)	8
Decrease in other non-current assets	210	—
Insurance proceeds on casualty disasters	381	42
Proceeds from sale of assets	7,053	—

Net cash provided by (used in) investing activities	3,860	(21,606)

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Condensed Combined Statements of Cash Flows - (continued) (Unaudited)

For the three months ended March 31, 2014 and 2013

	2014	2013
	(in thousands)
Cash flows from financing activities:
Repayment of long-term debt	(30,838)	(15,572)
Payment of deferred costs	(4,752)	—
Distributions	—	(75)
Distributions to noncontrolling interests	(201)	(33)
Capital contributions	21,516	—

Net cash used in financing activities	(14,275)	(15,680)

Increase (decrease) in cash and cash equivalents	30,415	(802)
Cash and cash equivalents at the beginning of the period	33,412	40,813

Cash and cash equivalents at the end of the period	$63,827	$40,011

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$21,751	$22,569

Income taxes paid during the period, net of refunds	$16	$177

SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$5,598	$853

Other current assets included in accounts payable	$3,923	$—

Receivable for capital assets damaged by casualty disasters	$221	$42

The accompanying notes are an integral part of these unaudited condensed combined financial statements.

La Quinta Holdings Inc. (“La Quinta Predecessor Entities”)

Notes to Condensed Combined Financial Statements (Unaudited)

As of and for the three months ended March 31, 2014

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014, La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) and became the parent entity of the La Quinta Predecessor Entities (as defined below). Holdings was incorporated in the state of Delaware on December 9, 2013. In connection with the IPO, we completed certain transactions including, among others, refinancing our existing debt, acquiring 14 previously managed hotels and the contribution of the La Quinta Predecessor Entities, see below, into Holdings, which resulted in us becoming owned by a “C” corporation for federal income tax purposes. See Note 11 for a more detailed description of these transactions.

The accompanying condensed combined financial statements include the accounts of Lodge Holdco I L.L.C. (“Holdco I”), Lodge Holdco II L.L.C. (“Holdco II”), Lodge Holdco III L.L.C. (“Holdco III”) (collectively herein, the “Holdcos” or “La Quinta Predecessor Entities”) and all related wholly-owned and majority owned subsidiaries. The Holdcos have been presented on a combined historical basis due to their prior common ownership and control. The Holdcos may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company” as the context requires when we refer to our historical operations and financial performance.

Holdco I and Holdco II, Delaware limited liability companies, were formed on January 4, 2006. Holdco III, a Delaware limited liability company, was formed March 17, 2006. Since those dates and prior to the consummation of the IPO, the Holdcos were owned and controlled by Blackstone Real Estate Partners IV L.P. and affiliates (“BREP IV”) and Blackstone Real Estate Partners V L.P. and affiliates (“BREP V”). BREP IV and BREP V are affiliates of The Blackstone Group L.P. (collectivity herein, the “Funds” or “Blackstone”).

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta and, through August 8, 2013, the Baymont brands, we also franchise and, until the IPO, manage hotels under the La Quinta brand currently operating in the United States, Canada, and Mexico. As of March 31, 2014 and 2013, total owned, franchised, and managed hotels, and approximate number of associated rooms were as follows:

	March 31, 2014		March 31, 2013
	# of hotels	# of rooms	# of hotels	# of rooms
Owned – La Quinta(1)	338	43,100	371	47,000
Owned – Baymont(1)	—	—	11	1,200
Joint Venture – La Quinta	1	200	1	200
Managed – La Quinta (2)	14	1,700	14	1,700
Franchised – La Quinta	486	39,300	451	35,900

Totals	839	84,300	848	86,000

(1)	See discussion of discontinued operations in Note 3.
(2)	These hotels were, as of March 31, 2014, owned by affiliates of the Funds and are referred to herein as the “Managed Hotels”. (See Notes 7 and 11).

Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the combined La Quinta Predecessor Entities financial statements and notes thereto for the years ended December 31, 2013, 2012, and 2011, which are included in the prospectus, dated April 8, 2014, filed by Holdings with the Securities and Exchange Commission on April 9, 2014.

The accompanying condensed combined financial statements and footnotes include LQ Management L.L.C. (“LQM”), a variable interest entity (“VIE”), in which, as of March 31, 2014, we had a significant variable financial interest, and were the primary beneficiary. LQM received no member or other capital contribution, or equity investment upon formation or thereafter. LQM’s sole purpose is to manage all of our day-to-day operations, as well as to provide, prior to the IPO, day to day management of the Managed Hotels. In return for providing these management services, we and, prior to the IPO, the Managed Hotels pay LQM a management fee and reimburse LQM for costs incurred on our behalf, and, prior to the IPO, on behalf of the Managed Hotels, in accordance with management and service agreements in place prior to the IPO. La Quinta was the primary beneficiary of LQM as the management and service agreements in place provided for La Quinta to reimburse LQM for its expenses in a manner that allowed LQM to realize a reasonable profit. We have not provided financial or other support to LQM during the periods presented that we were not contractually required to provide, and LQM’s agreements with its vendors are structured as non-recourse to our general credit. (See Note 11)

As of March 31, 2014 and December 31, 2013, LQM’s assets and liabilities were as follows:

	2014	2013
	(in thousands)
Cash and cash equivalents	$516	$2,609
Restricted cash	6,700	6,700
Receivables from affiliates	53,630	49,027
Other current assets	9,437	4,472
Property and equipment, net	20,650	21,005
Intangible assets, net	314	347
Accounts payable	28,644	25,259
Accrued expenses and other liabilities	24,211	25,670
Accrued payroll and employee benefits	29,035	26,052
Capital lease obligation (related party)	22,421	23,852

All intercompany transactions have been eliminated. In our opinion, the accompanying condensed combined financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition — Revenues primarily consist of room rentals, franchise fees and other hotel revenues. We defer a portion of our revenue from franchisees at the time the franchise agreement is signed and recognize the remainder upon hotel opening.

Room revenues are derived from room rentals at our owned hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying combined statements of operations.

Included in franchise and other fee-based revenues are franchise fee revenues, which primarily consist of revenues from franchisees for application and initial fees, royalty, reservations, and training, as well as fees related to our guest loyalty program (“Returns”). We recognize franchise fee revenue on a gross basis because we (1) are the primary obligor in these arrangements, (2) have latitude in establishing rates, (3) perform the services delivered, (4) have some discretion over supplier selection, and (5) determine the specification of services delivered. The different types of franchise fee revenues are described as follows:

•	Upon execution of a franchise agreement, a franchisee is required to pay us an initial fee. We recognize the initial fee as revenue when substantial performance of our obligations to the franchisee with respect to the initial fee has been achieved. In most cases, the vast majority of the initial fee is recognized as revenue when each franchise agreement is signed as, after that date, our remaining obligations to the franchisee are limited to (1) pre-opening inspections, for which we defer $2,500, and (2) if mandated by us or agreed to with the franchisee, preopening training and marketing support related to entry into the La Quinta brand, for which we defer $5,000. These amounts represent an estimate of the value provided to the franchisee related to the services provided, and are based on our experience with time, materials, and third-party costs necessary to provide these services. We recognize the remaining deferred initial fee as revenue when the franchised property opens as the remaining service obligations have been fulfilled.

•

For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 4.5%. For franchise agreements entered into on or after April 1, 2013, for new franchisees, we collect a royalty fee from franchisees equal to 4.5% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 5.0%. In these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results.

•	We receive reservation and technology fees, as well as fees related to Returns, in connection with franchising our La Quinta brand. Such fees are generally recognized based on a percentage of the franchisee’s hotel room revenues or room count. We perform certain other services for franchisees such as training and revenue management. Revenue for these services is recognized at the time the services are performed.

Included in franchise and other fee-based revenues are management fees of approximately $0.6 million for each of the three month periods ended March 31, 2014 and 2013, which represent fees earned from the Managed Hotels, prior to the IPO, under long-term contracts with the property owners. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 7)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

Brand marketing fund revenues from franchise and managed properties represent fees collected from franchised and managed hotels related to maintaining our Brand Marketing Fund (“BMF”). LQM maintains the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as other expenses from franchised and managed hotels in our condensed combined statements of operations, resulting in no impact to operating income or net loss.

Income Taxes — The condensed combined financial statements include taxable entities, limited liability companies, and, as of March 31, 2014, REIT entities. Limited liability companies and REITs generally are not subject to federal income taxes at the entity level. For our taxable subsidiaries, we account for income taxes using the asset and liability approach for financial accounting and reporting purposes. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before non-controlling interests and income taxes related to our taxable subsidiaries. Deferred tax assets and liabilities reflect the temporary differences between assets and liabilities recognized for financial reporting and the analogous amounts recognized for tax purposes using the statutory tax rates expected to be in effect for the year in which the differences are expected to reverse, within the taxable subsidiaries.

Prior to the IPO, certain of our subsidiaries had elected to be treated as REITs for federal income tax purposes under the United States Internal Revenue Code. To qualify as REITs, these subsidiaries had to meet all of the required organizational and operational requirements, including a requirement that the REIT distribute at least 90% of its regular taxable income to its shareholders as dividends eligible for the dividends paid deduction. As of March 31, 2014, the REIT subsidiaries adhered to these requirements. If the REIT subsidiaries fail to qualify as REITs in any taxable year, they would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and might not qualify as REITs for the four subsequent taxable years. For this reason, one of our REITs formed taxable subsidiaries to hold certain assets that could otherwise adversely affect its REIT status. These taxable subsidiaries are subject to federal and state income taxes.

In connection with the IPO (See Note 1 and 11), our new parent will be subject to additional entity-level taxes that will be reflected in our financial statements. The unaudited pro forma income from continuing operations data gives effect to an adjustment for income tax expense as if we had been a “C” corporation at the beginning of each period presented at an assumed combined federal and state income tax rate of 40%. This rate approximates the calculated effective tax rates for the periods presented. (See Note 11)

Newly Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in previously-issued financial statements. We are currently evaluating the impact this guidance will have on our financial statements when adopted.

Newly Adopted Accounting Standards

In July 2013, FASB issued ASU No. 2013-11. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. We adopted ASU 2013-11 prospectively as of January 1, 2014. The adoption of this ASU did not have a material impact on our financial condition, results of operations, cash flows, or disclosures.

From time to time, new accounting standards are issued by the FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our combined financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the second quarter of 2013, 44 of our hotels, including all 11 of our Baymont-branded hotels, were classified as assets held for sale, and the results of their operations have accordingly been presented within discontinued operations for all periods presented in the accompanying combined statements of operations.

During the third and fourth quarters of 2013, 40 of these hotels, including all of the Baymont-branded hotels were sold. As of December 31, 2013, the four remaining hotels were reflected in the accompanying combined balance sheet as assets held for sale.

As of December 31, 2013, the carrying amounts of the major classes of assets for the assets held for sale were as follows:

December 31, 2013
(in thousands)
Current assets	$118
Property and equipment, net	7,134
Other non-current assets	80

Total assets	$7,332

On February 6, 2014, the four remaining hotels were sold. In accordance with the terms of our loan agreements existing at the time of such sale, all proceeds associated with the sale of these hotels were used to make principal payments on our long-term debt. (See Note 5)

The following table summarizes the operating results of the discontinued operations:

	For the three months ended March 31,
	2014	2013
	(in thousands)
Hotel revenues	$361	$12,923
Direct lodging expenses	651	8,383
Other lodging and operating expenses	62	1,249

Operating income (loss)	(352)	3,291
Depreciation and amortization	—	(3,479)
Impairment loss	(151)	—

Loss on discontinued operations	$(503)	$(188)

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Land	$808,960	$808,960
Buildings and improvements	2,645,336	2,635,651
Furniture, fixtures, equipment and other	374,282	369,235

Total property and equipment	3,828,578	3,813,846
Less accumulated depreciation	(1,093,436)	(1,053,910)

Property and equipment, net	2,735,142	2,759,936
Construction in progress	6,771	1,521

Total property and equipment, net of accumulated depreciation	$2,741,913	$2,761,457

Depreciation and amortization expense related to property and equipment was $39.6 million and $38.3 million for the three months ended March 31, 2014 and 2013, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service. With the exception of the joint venture operating a hotel in New Orleans, Louisiana and three other hotels, until the refinancing of our existing debt, all of our hotels were pledged as collateral for our long-term debt.

NOTE 5. LONG-TERM DEBT

As of March 31, 2014, our long-term debt was scheduled to mature on July 6, 2014. Subsequent to March 31, 2014, in conjunction with the IPO, we obtained replacement financing (see Note 11) and have therefore classified the portion of the debt refinanced after March 31, 2014 as long-term debt in the condensed combined balance sheet as of March 31, 2014.

Long-term debt as of March 31, 2014 and December 31, 2013 was as follows:

	Interest rate	Maturity date	March 31, 2014	December 31, 2013
			(in thousands)
Current:
Holdco I & III Mortgage & Mezzanine Loans	(1)	(2)	$601,375	$2,720,286
Term Facility	(see Note 11)	(see Note 11)	15,750	—

Current portion of long-term debt			$617,125	$2,720,286

Term Facility	(see Note 11)	(see Note 11)	2,084,250	—

Total debt			$2,701,375	$2,720,286

(1)	As of March 31, 2014 and December 31, 2013, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.15% and 0.17%, respectively.

•	Portions of the Holdco I Mortgage Loan, with principal totaling $1.03 billion carry interest at LIBOR plus a spread of 0.55%. The remaining mortgage loan balances, with principal totaling approximately $0.9 billion are subject to a LIBOR floor of 1.0% plus spreads ranging from 3.891% to 6.803%. The total weighted average spread is 2.926% as of March 31, 2014 and 2.892% as of December 31, 2013.

•	The interest rate for the Holdco III Mortgage Loan as of July 6, 2012 and through March 31, 2014 was LIBOR with a floor of 1.0% plus a spread of 4.5%.

•	The interest rate for the Mezzanine Loans as of March 31, 2014 and December 31, 2013 was LIBOR plus spreads ranging from 9.0% to 13.9%.

(2)	As of March 31, 2014, the maturity date and principal payments were as follows:

•	The modified terms of the Holdco I Mortgage Loan require us to make certain principal payments upon closing and quarterly beginning on the first scheduled loan payment date following September 30, 2012. Final maturity is July 2014.

•	Principal payments on the Holdco III Mortgage Loan are required quarterly equal to the amount of excess cash flows, as defined, held in escrowed accounts over a specified floor. In accordance with the May 2012 amendment, the maturity date of the Holdco III Mortgage Loan was extended to July 2014. Included in the Holdco III Mortgage Loan as of March 31, 2014 and December 31, 2013 is an unamortized long-term debt reduction of $1,149 and $2,297 respectively, which is being amortized using an initial imputed interest rate of 3.45%.

•	In accordance with the May 2012 amendment, the maturity date of the Mezzanine Loans was extended to July 2014.

Interest Rate Caps

Pursuant to the terms of the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “Loans”) and the Holdco III Mortgage Loan, we were required to maintain interest rate caps under certain defined conditions until the maturity date. The effect of the interest rate cap agreements was to limit our maximum interest rate exposure with respect to increases in LIBOR through the maturity date. We purchased and maintained the required interest rate caps during the periods ended March 31, 2014 and 2013, and the related gain or loss on these investments is reflected within other income (loss) in the condensed combined accompanying statements of operations.

As of March 31, 2014 and 2013, the interest rate caps we held are estimated to have no value. Management expects that, should it be necessary, the counter parties will fully perform under the terms of the interest rate cap agreements.

Interest Expense, Net

Interest expense consisted of the following for the three months ended March 31, 2014 and 2013:

Description	2014	2013
	(in thousands)
Mortgage Loan	$16,717	$17,213
Holdco III Mortgage Loan	2,802	3,079
Mezzanine Loans:
Current	2,187	2,242
Deferred	13,076	13,022
Amortization of long-term debt reduction	(1,149)	(1,149)
Amortization of deferred financing costs	3,345	1,733
Other interest	4	5
Interest income	(22)	(45)

Total interest expense, net	$36,960	$36,100

NOTE 6. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Cash and cash equivalents (1)	$63,827	$63,827	$33,412	$33,412
Restricted Cash (1)	86,613	86,613	104,026	104,026
Long-term debt (2)	2,701,375	2,698,940	2,720,286	2,715,695

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of March 31, 2014 and December 31, 2013. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Restricted cash is primarily comprised of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 5.3%, as of both March 31, 2014 and December 31, 2013. Fluctuations in these assumptions will result in different estimates of fair value.

We estimate the fair value of hotels classified as held for sale using the lower of cost or estimated fair value. The inputs used in determining the fair value are considered to be Level 2 and Level 3 within the fair value measurement hierarchy. Level 2 reflects our sales price as determined by contract with the buyer, less associated closing costs. Level 3 reflects our sales price as determined by contract with the buyer, less estimated associated closing costs. As of March 31, 2014, we did not hold assets or liabilities that were required to be measured at fair value on a non-recurring basis.

The following fair value hierarchy table presents information of our hotels classified as assets held for sale measured at fair value on a non-recurring basis as of December 31, 2013, and related impairment charges recorded:

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
4 La Quinta Inns	$—	$—	$7,134	$7,134	$1,113

NOTE 7. RELATED PARTY TRANSACTIONS

We maintain various agreements and enter into certain transactions with affiliates of the Funds. As of March 31, 2014 these affiliates owned the 14 La Quinta-branded Managed Hotels which were managed by LQM. The following is a discussion of these arrangements and resulting transactions as of March 31, 2014:

Management and Service Agreements

Hotel Management Agreements — Pursuant to hotel management agreements with affiliates of the Funds in existence prior to the IPO (“LQM Management Agreements”), LQM provided management services to the Managed Hotels until the IPO, including supervision, direction, operation, management and promotion. The LQM Management Agreements would have expired in July 2027, but could have been terminated by either party at any time and for any reason and were terminated in connection with the IPO. Under the terms of the LQM Management Agreements, LQM was entitled to recover a management fee of 1.67% of gross operating revenue, from the Managed Hotels, as well as reimbursement for certain shared group costs.

Management fees earned by LQM from the Managed Hotels, for each of the three month periods ended March 31, 2014 and 2013 were approximately $0.2 million. These management fees are included within franchise and other fee-based revenues in the accompanying condensed combined statements of operations.

In addition, in accordance with the LQM Management Agreements, LQM also provided certain group services for hotels it managed including group and administrative services, information systems support, training, and other field services and was reimbursed for the cost of providing these services. During each of the three month periods ended March 31, 2014 and 2013, LQM earned group services reimbursements from Managed Hotels of approximately $0.2 million. These fees are included within franchise and other fee-based revenues in the accompanying condensed combined statements of operations.

Other Fees and Funding

Brand Marketing Fund (BMF) — We maintain the BMF on behalf of our franchisees and the hotel properties we own and manage, and we charge these hotels a fee of 2.5% of gross room revenue, which is then used by the BMF to fund national advertising promotions and campaigns. BMF fees collected from franchised and Managed Hotels, and the related expenses, are reflected as brand marketing fund revenues and expenses from franchise and managed hotels in the accompanying condensed combined statements of operations.

Customer Loyalty Program — We administer a customer loyalty program, La Quinta Returns (“Returns”), and charge participating hotels a fee to administer the program equal to 5% of the Returns members’ eligible room rate per night. These fees are recorded within franchise and other fees-based revenues in the accompanying combined statements of operations. We recorded revenues related to Returns from the Managed Hotels of approximately $0.2 million during each of the three month periods ended March 31, 2014 and 2013.

Trademark Licenses — In accordance with our management agreements with the Managed Hotels existing as of March 31, 2014, we charged a royalty fee of 0.33% of the Managed Hotels’ gross room revenues. During each of the three month periods ended March 31, 2014 and 2013, royalty fees charged to the Managed Hotels under these agreements were approximately $0.1 million for both periods. These royalty fees are recorded within franchise and other fee-based revenues in the accompanying condensed combined statements of operations.

Receivables from Affiliates — As of March 31, 2014 and December 31, 2013, receivables from the parent company of the Managed Hotels were approximately $11.3 million and $10.9 million, respectively. These receivables occurred in the normal course of business and were settled in connection with the purchase of the Managed Hotels by the La Quinta Predecessor Entities.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.6 million and $1.0 million, during the three months ended March 31, 2014 and 2013, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Environmental — We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances, and regulations. Such requirements often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material effect on our financial condition, results of operations, or cash flows.

Litigation — We are party to a number of pending claims and lawsuits arising in the normal course of business. We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or are only partially covered by insurance policies, or the insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate ultimate liability costs with respect to such claims and lawsuits. We accrue costs incurred from defending litigation as they become determinable. We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our combined financial condition, results of operations, or cash flows taken as a whole.

Casualty Losses — We maintain insurance for property and casualty damage, subject to deductibles and policy terms and conditions, attributable to wind, flood, and earthquakes. We also maintain business interruption insurance.

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing the tax returns of one of our REITs and a taxable REIT subsidiary for the tax years ended December 31, 2011 and 2010. On January 9, 2014, we received a draft notice of proposed adjustment from the IRS in the amount of $158 million for the periods under audit in which the IRS has preliminarily asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. We have reviewed the draft notice from the IRS, considered its content, and intend to seek additional input from the IRS. However, we continue to believe that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2014, we have not established any reserves related to this draft proposed adjustment or any other issues reflected on the returns under examination.

We believe that we have appropriately provided for taxes in the accompanying combined financial statements. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations, (ii) changes in tax law and regulations, (iii) issuance of tax rulings, and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which could materially impact our combined financial statements.

Purchase Commitments — As of March 31, 2014, we had approximately $32.8 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2014, we had $0.7 million in outstanding commitments owed to various franchisees for such financial assistance.

Long-Term Cash Incentive Plan — As of March 31, 2014 and until the IPO, certain members of our management and others associated with Blackstone (the “LTI Participants”) were eligible to receive long-term incentives evidenced by units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which indirectly held interests in the Company, which Units were intended to be treated as “profits interests” for U.S. tax purposes. Units were typically granted by our Chief Executive Officer, in consultation with Blackstone, to key employees upon hire. Unit levels could also be adjusted to recognize changing job responsibilities. All of the Units were subject to exit-based vesting and would have vested on the date when there was a sale, transfer or disposition of all or substantially all of the assets of the Holdcos to an unaffiliated entity which resulted in distributions being payable to the holders of the Units (a “Liquidity Event”), subject to an LTI Participant’s continued employment on such date. The value in respect of Units would have been determined based upon the amounts received by Blackstone pursuant to a Liquidity Event, net of certain debt repayments and return of equity to Blackstone. As payments in respect of the Units were contingent on occurrence of a Liquidity Event, which was not assessed to be probable as of the date of the financial statements, no expense has been accrued or recognized for Units for the three months ended March 31, 2014 or 2013. Subsequent to March 31, 2014, in conjunction with the IPO, we have recorded compensation expense related to these awards and will record additional compensation expense in the future relating to these awards. (see Note 11)

NOTE 9. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the United States Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.5 million, during each of the three month periods ended March 31, 2014 and 2013.

NOTE 10. SEGMENTS

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our Chief Executive Officer. Our operating and reportable segments are defined as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from revenues earned under various franchise and management agreements relating to our owned, franchised, and managed hotels, which provide for us to earn compensation for the licensing of our brand to franchisees, as well as for services rendered, such as hotel management and providing access to certain shared services and marketing programs such as reservations, Returns, and property management systems.

Corporate and other includes revenues generated and operating expenses incurred in connection with the overall support and brand management of our owned, managed, and franchised hotels and operations.

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net income (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; and (v) other items.

The table below shows summarized combined financial information by segment for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Revenues
Owned hotels	$194,702	$182,363
Franchise and management (1)	13,265	12,016

Segment revenues	207,967	194,379
Other fee-based revenues from franchise and managed properties	4,685	4,137
Corporate and other revenues (2)	22,827	22,003
Intersegment elimination (3)	(18,170)	(18,247)

Total revenues	$217,309	$202,272

Adjusted EBITDA
Owned hotels	$75,460	$69,387
Franchise and management	13,265	12,016

Segment Adjusted EBITDA	88,725	81,403
Corporate and other	(13,274)	(11,380)

Adjusted EBITDA	$75,451	$70,023

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our combined financial information by segment for the three months ended March 31, 2014 and 2013 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $12.5 million and $12.9 million for the three months ended March 31, 2014 and 2013, respectively, are eliminated in the accompanying condensed combined financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which will be reflected in corporate and other in the future.
(3)	Includes management, royalty, intellectual property royalty fees, and other cost reimbursements totaling $18.2 million for each of the three month periods ended March 31, 2014 and 2013. These fees are charged to owned hotels and are eliminated in the accompanying condensed combined financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net loss attributable to the Company for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Adjusted EBITDA	$75,451	$70,023
Income (loss) from discontinued operations	(377)	2,431
Impairment loss	(151)	—
Loss on retirement of assets	—	(41)
Gain (loss) related to casualty disasters	153	(286)
Other gains (losses), net (1)	959	(406)

EBITDA	76,035	71,721
Interest expense	(36,982)	(36,146)
Income tax expense	(748)	(831)
Depreciation and amortization	(41,827)	(43,798)
Noncontrolling interests	(3,821)	(659)

Net loss attributable to the Company	$(7,343)	$(9,713)

(1)	Other gains (losses), net primarily consists of loss on interest rate caps, net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Total Assets
Owned hotels	$2,924,857	$2,925,882
Franchise and management	194,908	192,191

Total segments assets	3,119,765	3,118,073
Corporate and other	55,220	51,761

Total	$3,174,985	$3,169,834

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three months ended March 31, 2014 and 2013:

	2014	2013
	(in thousands)
Capital Expenditures
Owned hotels	$15,006	$19,579
Franchise and management	—	—

Total segment capital expenditures expenditures	15,006	19,579
Corporate and other	6,181	6,900

Total	$21,187	$26,479

NOTE 11. SUBSEQUENT EVENTS

Subsequent to March 31, 2014, and in connection with the consummation of our IPO, the following significant transactions were effected which are more fully described below:

•	Exchanged the equity interests in the La Quinta Predecessor Entities held by the Funds and other pre-IPO owners for 81.06 million shares of Holdings common stock in the aggregate

•	Obtained replacement financing of our previous long-term debt through a new credit agreement

•	Entered into an interest rate swap agreement relating to a portion of our replacement financing under the new credit agreement

•	Issued and sold approximately 44.0 million shares of common stock of Holdings to the public at an initial public offering price of $17.00 per share

•	Issued approximately 3.1 million vested and unvested restricted shares of Holdings common stock in exchange for the Units issued under our long-term cash incentive plan

•	Issued approximately 0.3 million vested and unvested restricted shares of Holdings common stock to our employees under our 2014 Omnibus Incentive Plan

•	Acquired the 14 Managed Hotels for a combination of approximately $76.9 million in cash and approximately 4.35 million shares of common stock of Holdings

•	Acquired LQM for cash

•	Redeemed shares of capital stock held by third-party shareholders of our REIT entities for cash and converted the REITs into limited liability companies

Initial public offering

In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the La Quinta Predecessor Entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under the new credit agreement.

Effective April 14, 2014 (the “IPO Effective Date”), Holdings completed an IPO in which Holdings issued and sold 44.0 million shares of common stock at an initial public offering price of $17.00 per share. Holdings received net proceeds of $710.4 million after deducting underwriting discounts and commissions of $37.4 million. Holdings incurred offering expenses of approximately $16.0 million (including $4.8 million of which expenses were previously reflected in the La Quinta Predecessor Entities financial statements for the year ended December 31, 2013 included in the prospectus).

On the IPO Effective Date, the Units that were outstanding under our long-term cash incentive plan (see Note 8) at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using the initial public offering price of Holdings shares of $17.00 and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that will vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that will vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Holdings recorded compensation expense of approximately $20.8 million on the IPO Effective Date related to this exchange and will record additional compensation expense in the future for the unvested shares of restricted stock.

In connection with, and prior to completion of, the IPO, Holdings’ Board of Directors adopted, and Holdings’ stockholders approved, the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other stock-based or performance-based awards denominated in cash or in stock to directors, officers, employees, consultants and advisors of Holdings and its affiliates. Effective the IPO Effective Date, Holdings issued 0.35 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant price of $16.65 as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that will vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that will vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Holdings recorded compensation expense of approximately $2.9 million on the IPO Effective Date related to this grant and will record additional compensation expense in the future for the unvested shares of restricted stock.

As of the IPO Effective Date, approximately 129.7 million of Holdings’ 2.0 billion authorized shares of common stock were issued and outstanding. Of the shares issued and outstanding on this date, 44.0 million, or approximately 33.9%, were held by the public, while 85.7 million, or approximately 66.1%, were held by Blackstone, management of Holdings and other pre-existing owners. Additionally, of the 100.0 million authorized shares of preferred stock, none were issued or outstanding.

New credit agreement

On April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C. (the “Borrower”) entered into a new credit agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, collateral agent, swingline lender and L/C issuer, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, and the other agents and lenders from time to time party thereto.

The credit agreement provides for senior secured credit facilities (collectively the “Senior Facilities”) consisting of:

•	$2.1 billion senior secured term loan facility (the “Term Facility”), which will mature in 2021; and

•	$250 million senior secured revolving credit facility (the “Revolving Facility”), $50 million of which is available in the form of letters of credit, which will mature in 2019.

The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Senior Facilities also provide the Borrower with the option to raise incremental credit facilities including an uncommitted incremental facility that provides the Borrower the option to increase the amounts available under the Term Facility and/or the Revolving Facility by an aggregate of up to $350 million, subject to additional increases upon achievement of a consolidated first lien net leverage ratio of less than or equal to 6.00 to 1.00 (or, after the first anniversary of the closing date, 5.75 to 1.00), refinance the loans with debt incurred outside the Senior Facilities, and extend the maturity date of the Revolving Credit Facility and Term Facility, subject to certain limitations.

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Loans and the Holdco III Mortgage Loan and acquire the Managed Hotels.

Interest Rate and Fees—Borrowings under the Term Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Term Facility is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the Agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%.

Borrowings under the Revolving Facility will bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively.

In addition, the Borrower is required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum subject to a step-down to 0.375%, upon achievement of a consolidated first lien net leverage ratio less than or equal to 5.00 to 1.00. The Borrower is also required to pay customary letter of credit fees.

The Borrower incurred a ticking fee of approximately $1.8 million for the period between the date the allocations were notified to the lenders, February 21, 2014, and the closing date of April 14, 2014.

Prepayments—The Term Facility requires mandatory prepayments, subject to certain exceptions, with:

•	50% (which percentage will be reduced to 25% and 0%, as applicable, subject to achievement of a consolidated first lien net leverage ratio of less than or equal to 5.25 to 1.00 and 4.00 to 1.00, respectively) of annual excess cash flow, calculated in accordance with the Agreement;

•	100% of the net cash proceeds (including insurance and condemnation proceeds) of all non-ordinary course asset sales or other dispositions of property by the Borrower and its restricted subsidiaries subject to de minimus thresholds, if those net cash proceeds are not reinvested in assets to be used in the Borrower’s business or to make certain other permitted investments (a) within 12 months of the receipt of such net cash proceeds or (b) if the borrower commits to reinvest such net cash proceeds within 12 months of the receipt thereof, within 180 days of the date of such commitment; and

•	100% of the net proceeds of any incurrence of debt by the Borrower or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the Senior Facilities.

Each lender of the Term Facility will have the right to reject its pro rata share of mandatory prepayments described above, in which case the Borrower may retain the amounts so rejected. The foregoing mandatory prepayments will be applied to installments of the Term Facility in direct order of maturity.

The Borrower has the ability to voluntarily repay outstanding loans at any time without premium or penalty, other than prepayment premium of 1.0% on voluntary prepayment of Term Facility in connection with a repricing transaction on or prior to the date which is six months after the closing of the Senior Facilities and customary “breakage” costs with respect to LIBOR loans.

Amortization—Beginning September 2014, the Borrower is required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount of the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

Guarantees and security—The obligations under the Senior Facilities will be unconditionally and irrevocably guaranteed by Holdings, any subsidiary of Holdings that directly or indirectly owns any issued and outstanding equity interests of the Borrower, and, subject to certain exceptions, each of the Borrower’s existing and future material domestic wholly owned subsidiaries (collectively, the “Guarantors”). In addition, the Senior Facilities will be collateralized by first priority or equivalent security interests in (i) all the capital stock, or other equity interests in, the Borrower and each of the Borrower’s and the Guarantors’ material direct or indirect wholly owned restricted domestic subsidiaries, and 65% of the voting stock (and 100% of the nonvoting stock) of, or other equity interests in, each of the Borrower’s or any subsidiary guarantors’ material direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the Borrower (other than real property except for certain real property described in the credit agreement) and Guarantors (subject to certain exceptions and qualifications).

As of the closing date for the Senior Facilities, Holdings did not have any of its foreign subsidiaries, non-wholly owned domestic subsidiaries that are restricted subsidiaries or immaterial subsidiaries guarantee the Senior Facilities. The Borrower will also have the ability to designate certain subsidiaries as unrestricted subsidiaries utilizing its investment capacity under the Agreement.

Certain covenants and events of default—The Agreement contains a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, will limit or restrict, subject to certain exceptions, the ability of (i) Holdings, the direct parent of the Borrower, to engage in any material operating or business activities other than the ownership of the equity interests of the Borrower and (ii) the Borrower and its restricted subsidiaries to:

•	incur additional indebtedness and make guarantees

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell certain assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances;

•	engage in certain transactions with affiliates;

•	make changes in the nature of their business; and

•	make prepayments of junior debt.

In addition, if, on the last day of any period of four consecutive quarters on or after the first full fiscal quarter following the closing of the Senior Facilities, the aggregate principal amount of the Revolving Facility, swing line loans and/or letters of credit (excluding up to $20 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the Revolving Facility, the Agreement will require the Borrower to maintain a consolidated first lien net leverage ratio not to exceed 8.0 to 1.0.

During the period in which Holdings’ corporate issuer rating is equal to or higher than Baa3 (or the equivalent) according to Moody’s Investors Service, Inc. or BBB- (or the equivalent) according to Standard & Poor’s Ratings Services and no default has occurred and is continuing, the restrictions in the Senior Facility regarding incurring additional indebtedness, dividends and distributions or repurchases of capital stock and transactions with affiliates will not apply to the Borrower and its restricted subsidiaries during such period.

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. Management has elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

Acquisition of the Managed Hotels

Effective April 14, 2014, Holdco III acquired BRE/Prime Mezz L.L.C. and BRE/Wellesley Properties L.L.C. which hold the Managed Hotels for a purchase price of $161.7 million. Total net consideration paid was $150.8 million, which equals the total purchase price of $161.7 million less $10.9 million owed by the parent of the Managed Hotels to the La Quinta Predecessor Entities. The total net consideration was paid in the form of $76.9 million of cash and $73.9 million of equity consideration, in the form of common stock of Holdings. Of the total $161.7 million purchase price, significant assets acquired consist of $156.3 million of property and equipment and $1.4 in intangible assets for favorable leasehold interests. Other significant long term liabilities acquired include unfavorable leasehold interests of $5.3 million. Goodwill of $10.4 million was recognized as a result of this acquisition which does not include subsequent fair value adjustments that are still being finalized. The goodwill is primarily attributable to maintaining brand distribution and penetration, and positive guest experience in the key locations and markets represented by these hotels.

Acquisition of LQ Management L.L.C.

Effective April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C, acquired 100% of the ownership interests of LQM for $0.8 million in cash.

Income taxes

Prior to the completion of the IPO, we operated primarily as limited liability companies treated as partnerships for U.S. federal income tax purposes, REIT entities, and taxable entities. As a result, we were not subject to U.S. federal and most state income taxes for our limited liability companies and our REIT entities. On April 14, 2014, the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, as of this date, we recorded a one-time net tax expense of approximately $340 million, which reflects the establishment of the associated net deferred tax liability.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our prospectus. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

The information in this “Management’s discussion and analysis of the financial condition and results of operations” reflects the combined financial results of the entities that on April 14, 2014 were contributed to La Quinta Holdings Inc. (“Holdings”) upon the consummation of its initial public offering and were previously under common control (Lodge Holdco I LLC, Lodge Holdco II LLC and Lodge Holdco III LLC, and their consolidated subsidiaries collectively, the “Holdcos” or “La Quinta Predecessor Entities”), which corresponds to the results of operations for the Company on a prospective basis after giving effect to the consummation of the offering. The information in this section does not include the acquisition of the 14 La Quinta Hotels managed by the La Quinta Predecessor Entities (the “Previously Managed Portfolio”) as such hotels were not under common control prior to their acquisition by the Company in connection with the initial public offering. (See Exhibit 99.1 to this report for the financial statements of the Previously Managed Portfolio for the quarter ended March 31, 2014). Since 2006, LQ Management L.L.C., an eligible independent contractor (within the meaning of Section 856(d)(9) of the Internal Revenue Code) that is consolidated for financial reporting purposes by the Holdcos, has managed the Previously Managed Portfolio under a management agreement with the owner of the Previously Managed Portfolio, an affiliate. Further, the discussion (other than the discussion of discontinued operations) in this section does not include the 11 Baymont-branded hotels (the “Baymont Hotels”) and the 33 La Quinta-branded hotels that were sold prior to March 31, 2014.

Effective April 14, 2014, La Quinta completed its initial public offering (“IPO”). In the IPO, the Company issued approximately 44.0 million shares of common stock at an initial public offering price of $17.00 per share, including the full exercise of the underwriter’s option to purchase additional shares.

Prior to the IPO, the Company’s business was conducted, and the Company’s hotel properties were owned, through multiple entities including (i) the La Quinta Predecessor Entities and (ii) entities that owned the Previously Managed Portfolio (together, the “Pre-IPO Entities”). The Pre-IPO Entities were owned (directly and indirectly) by certain investment funds affiliated with The Blackstone Group, L.P. (“Blackstone”), members of our management, and other pre-existing owners (together, the “Pre-IPO Owners”) and certain of the Pre-IPO Entities operated as real estate investment trusts, or REITs, for U.S. federal income tax purposes. In connection with the IPO, (i) the La Quinta Predecessor Entities purchased the Previously Managed Portfolio for a net amount equal to $76.9 million in cash and 4,348,284 shares of common stock of the Company, (ii) the equity interests in the La Quinta Predecessor Entities held by the Pre-IPO Owners were exchanged by the Pre-IPO Owners for an aggregate of 81,060,034 shares of common stock of the Company, (iii) the Company effected the refinancing transactions described below under

“Liquidity and Capital Resources—Debt” and (iv) the Company effected certain other transactions, including a grant of vested shares of La Quinta common stock and unvested shares of La Quinta restricted stock to certain employees in an aggregate amount equal to 349,502 shares pursuant to the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the transactions described in (i) – (iv), the “IPO Transactions”). Unless otherwise expressly stated to the contrary, the financial condition and results of operations as of and for the periods presented in this report are for the La Quinta Predecessor Entities and do not reflect the IPO Transactions, which were effected subsequent to March 31, 2014, or the income tax impact of the La Quinta Predecessor Entities and the Previously Managed Portfolio being owned by a taxable “C” corporation.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. According to data provided by Smith Travel Research (“STR”), La Quinta is the fastest growing principal select-service hotel brand in the United States primarily serving these segments in terms of percentage growth of number of hotels over the last ten years ended December 31, 2013, significantly outpacing the percentage growth of our main STR competitive set (meaning, Comfort, Holiday Inn Express and/or Hampton, the brands most often included in our STR competitive set) in percentage terms. Our system-wide portfolio, as of March 31, 2014 consisted of 839 hotels representing approximately 84,000 rooms located predominantly across 46 U.S. states, as well as in Canada and Mexico, of which 339 hotels were owned and operated and 500 were franchised or managed. We also have a pipeline of 186 franchised hotels in the United States, Mexico, Canada, Colombia and Honduras. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, in the three months ended March 31, 2014, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Our chief operating decision maker is our Chief Executive Officer. We define our reportable segments as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which is reflected as managed hotels in this “Management’s discussion and analysis of the financial condition and results of operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. We have historically charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which will cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreement and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels and the current composition of our owned portfolio. For purposes of this “Management’s discussion and analysis of the financial condition and results of operations” section, we have reflected the historical aggregate intercompany fees of 2.0%.

Our segment information also reflects corporate and other which includes revenues generated by and related to and operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which will be reflected in corporate and other in the future.

We have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than franchising hotels to third-party owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise and Management segment. See also “—Key components and factors affecting our results of operations—Expenses.”

As a franchisor of hotels, growth in the number of franchised hotels and earnings from franchises typically results in higher overall returns on invested capital because the capital required to build and maintain franchised hotels is typically provided by the owner of the respective property with minimal or no capital required by us, as franchisor. During periods of increasing demand, we do not, however, share in most of the benefits of increases in profits from franchised hotels because franchisees do not pay us fees based on profits. A principal component of our current growth strategy is to focus our expansion on our franchise business.

For purposes of this “Management’s discussion and analysis of financial condition and results of operations,” the following table sets forth the number of net owned, franchised and managed La Quinta branded hotels as of March 31, 2014 and 2013.

	As of March 31,
	2014	2013
Owned Hotels:
Owned Hotels (1)	339	372
Discontinued Operations	—	33

Net Owned Hotels	339	339

Franchised/Managed Hotels:
Franchised Hotels	486	451
Managed Hotels	14	14

Total Franchised/Managed Hotels	500	465

Total Net Owned and Franchised/Managed Hotels	839	804

(1)	Owned Hotels includes 15 properties that are subject to ground leases; we include these 15 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our first quarter results may be further adversely affected by the timing of certain of our marketing production expenditures. Further, the timing of opening of newly constructed or franchised hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three month periods ended March 31, 2014 and 2013. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•	Room revenues. Represents revenues derived from hotel operations which are almost exclusively driven by room rentals. Our Owned Hotels revenue is primarily derived from three categories of guests: leisure, corporate and group.

•	Franchise fees. Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial application fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations.

•	Management fees. Represents revenues derived from management fees received in connection with the management of day-to-day hotel operations, and other revenue generated by the incidental support of hotel operations for these properties. Management fees are generally calculated as a percentage of gross room revenue. After the consummation of the IPO Transactions, we no longer have any management fees.

•	Other hotel revenues. Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels, including charges to guests for vending commissions, meeting and banquet room revenue, laundry services, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

•	Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which is calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our combined statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF revenues from managed properties.

Consumer demand for our services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk factors—Risks related to our business and industry” in our prospectus.

In addition to general economic conditions, our guest satisfaction scores, the location of our hotels, the expenditures that we and our franchisees incur to improve our hotels, our loyalty program and the quality of our service impact our ADR, occupancy rates, RevPAR and RevPAR Index performance (each of which is described below under “—Key indicators of financial condition and operating performance”). Changes in ADR, occupancy, RevPAR and RevPAR Index performance significantly impact our revenues.

Expenses

We primarily incur the following expenses:

•	Direct lodging expenses and other lodging and operating expenses. Direct lodging and Other lodging and operating expenses reflect the operating expenses of our owned hotels, including both direct and indirect hotel operating expenses. Direct lodging expenses include items such as compensation costs for hotel level management, housekeeping, laundry and front desk staff, supply costs for guest room amenities and laundry, repairs and maintenance, utilities, sales and local marketing, bad debt expenses related to direct-bill corporate customers, and online and offline travel agency commissions. Other lodging and operating expenses include indirect property operating expenses, primarily property taxes and insurance.

•	Depreciation and amortization. Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business and other leasehold interests, which are amortized over their estimated useful lives.

•	General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•	Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our prospectus. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•	Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised and managed hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised and managed properties in our combined statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF expenses from managed properties.

•	Marketing, promotional and other advertising expenses. These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to reduce both our variable and fixed costs to levels we feel are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks related to our business and industry” in our prospectus.

Key indicators of financial condition and operating performance

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data that are commonly used within the lodging industry to evaluate hotel financial and operating performance. Our management uses this information to measure the performance of hotel properties and/or our business as a whole. Historical information is periodically compared to our internal budgets, as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining management and employee compensation.

Average daily rate (“ADR”) represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures the average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the guest base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for the Company.

RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR who collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period.

•	Of the 839 and 804 hotels in our system (excluding our assets held for sale or otherwise sold) as of March 31, 2014 and 2013, respectively, 793 and 773 have been classified as comparable hotels for the three months ended March 31, 2014 and 2013, respectively.

EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, non-cash equity-based compensation, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA and Adjusted EBITDA are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;

•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of operations

The completion of the IPO will have effects on our results of operations and financial condition. In connection with the IPO Transactions, we incurred, in the quarter ending June 30, 2014, our second quarter, a one-time estimated net tax expense of approximately $340 million, which reflects the impact of the La Quinta Predecessor Entities becoming owned by a “C” corporation and establishing the related net deferred tax liability on our books. Also in connection with the IPO Transactions, we recorded, in our second quarter, a one-time compensation expense of approximately $20.8 million related to the exchange of ownership units awards outstanding under our long-term cash incentive plan for vested shares of common stock of the Company and will record additional compensation expense in the future for the unvested shares of restricted stock of the Company received in the exchange. See notes 8 and 11 to our unaudited condensed, combined financial statements included elsewhere in this report for more information. In connection with the IPO, our results of operations will be affected by other one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs, the costs of compliance with the Sarbanes-Oxley Act of 2002, and the costs of complying with the other rules and regulations of the SEC and the NYSE. Additionally, as a result of becoming owned by a “C” corporation, we will be taxed as a “C” corporation at the federal and state level. These costs are not reflected in our historical results, including in the results of the La Quinta Predecessor Entities for the periods presented, but will be included in our results for the second quarter and thereafter.

Our business has steadily improved in recent years following declines during the economic downturn, resulting in an increase in RevPAR on a year-over-year basis each year since 2011. We have experienced occupancy increases in our business and we have been able to increase ADR in our markets where demand has outpaced supply.

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended March 31, 2014	Variance three months 2014 vs. three months 2013
Occupancy	62.0%	132 bps
ADR	$81.35	4.4%
RevPAR	$50.44	6.7%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended March 31, 2014	Variance three months 2014 vs. three months 2013
RevPAR Index	95.8%	105 bps

We anticipate growth in our Franchise and Management segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From March 31, 2013 to March 31, 2014, our total number of owned, franchised and managed La Quinta hotels has grown from 804, or 80,900 rooms, to 839, or 84,300 rooms, with franchised and managed hotels increasing from 465 to 500. At March 31, 2013, our pipeline numbered 139 hotels, or 11,119 rooms, and has remained strong with 186 hotels, or 15,097 rooms, in our pipeline at March 31, 2014, while we have opened a net total of 35 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 34% of the conversions and new construction has commenced as of March 31, 2014.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

For the three months ended March 31, 2014, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the three months ended March 31, 2013. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage the usage of our best available rates (BAR), which represents our lowest available unqualified rate, resulting in a 4.4 percent increase in system-wide ADR in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. System-wide occupancy increased 132 basis points in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 6.7 percent in the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2014 and 2013, including the amount and percentage change in these results between the periods:

	Three months ended March 31,		Increase/(Decrease)
(in thousands)	2014	2013	$ change	% change
Revenues
Room revenues	$188,999	$177,251	$11,748	6.6
Franchise and other fee-based revenues	18,861	16,350	2,511	15.4
Other hotel revenues	4,764	4,534	230	5.1

	212,624	198,135	14,489	7.3
Brand marketing fund revenues from franchised and managed properties	4,685	4,137	548	13.2

Total Revenues	217,309	202,272	15,037	7.4
Operating Expenses
Direct lodging expenses	88,329	84,110	4,219	5.0
Depreciation and amortization	41,611	39,983	1,628	4.1
General and administrative expenses	17,002	17,923	(921)	(5.1)
Other lodging and operating expenses	14,493	13,361	1,132	8.5
Marketing, promotional and other advertising expenses	16,447	14,719	1,728	11.7

	177,882	170,096	7,786	4.6
Brand marketing fund expenses from franchised and managed properties	4,685	4,137	548	13.2

Total Operating Expenses	182,567	174,233	8,334	4.8

Operating Income	34,742	28,039	6,703	23.9
Other Income (Expenses)
Interest expense, net	(36,960)	(36,100)	(860)	2.4
Other income (loss)	(53)	(13)	(40)	NM (1)

Total Other Income (Expenses)	(37,013)	(36,113)	(900)	2.5

Loss from Continuing Operations Before Income Taxes	(2,271)	(8,074)	5,803	(71.9)
Income tax expense	(748)	(792)	44	(5.6)

Loss from Continuing Operations, Net of Tax	(3,019)	(8,866)	5,847	(65.9)
Loss on Discontinued Operations, Net of Tax	(503)	(188)	(315)	NM (1)

Net Loss	(3,522)	(9,054)	5,532	(61.1)
Net Income Attributable to Noncontrolling Interests	(3,821)	(659)	(3,162)	NM (1)

Net Income (Loss) Attributable to the Company	$(7,343)	$(9,713)	$2,370	(24.4)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended March 31, 2014	Variance 2014 vs. 2013
Owned Hotels
Occupancy	61.9%	97 bps
ADR	$78.50	4.9%
RevPAR	$48.59	6.6%
Franchised and Managed Hotels
Occupancy	62.1%	174 bps
ADR	$84.69	3.8%
RevPAR	$52.62	6.8%
System-wide
Occupancy	62.0%	132 bps
ADR	$81.35	4.4%
RevPAR	$50.44	6.7%

Revenues

Owned hotels

As of March 31, 2014, we had 339 owned hotels, comprising 43,300 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2014 and 2013 totaled $189.0 million and $177.3 million, respectively. The increase of $11.7 million, or 6.6 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 6.6 percent, which was due to increases in ADR and occupancy of 4.9 percent and 97 basis points, respectively.

The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for the three months ended March 31, 2014 and 2013 totaled $4.8 million and $4.5 million, respectively. The increase of $0.3 million, or 5.1 percent, was primarily a result of an increase in demand for ancillary hotel services, which was driven by increased occupancy.

Franchise and other fee-based revenues

As of March 31, 2014, we had 500 franchised and managed hotels, comprising approximately 41,000 rooms, located in the United States, Canada and Mexico. Franchise and other fee-based revenues for the three months ended March 31, 2014 and 2013 totaled $18.9 million and $16.4 million, respectively. The increase of $2.5 million, or 15.4 percent, was primarily driven by an increase in RevPAR at our comparable franchised and managed hotels of 6.8 percent, which was due to increases in ADR and occupancy of 3.8 percent and 174 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From March 31, 2013 to March 31, 2014, we added 35 franchised hotels on a net basis, providing an additional 3,400 rooms to our system.

Operating expenses

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Direct lodging expenses	$88.3	$84.1	5.0
Other lodging and operating expenses	14.5	13.4	8.5

Direct lodging expenses for our owned hotels totaled $88.3 million and $84.1 million, respectively, for the three months ended March 31, 2014 and 2013. The increase of $4.2 million, or 5.0 percent, was driven primarily by: (1) an occupancy increase of 97 basis points; (2) increased travel agency commission costs due to the introduction during the second quarter of 2013 of Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking, resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in a new commission expense; (3) the introduction of a significant new online travel agency, Booking.com, to our system at the end of the second quarter of 2013; and (4) increase in utilities cost, specifically electric and natural gas, for the three months ended March 31, 2014. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. Other lodging and operating expenses for our owned hotels totaled $14.5 million and $13.4 million, respectively, for the three months ended March 31, 2014 and 2013. The increase of $1.1 million, or 8.5 percent, was primarily the result of increases in cost for property, general liability and auto insurance and property taxes.

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Depreciation and amortization	$41.6	$40.0	4.1

Depreciation and amortization expense for our owned hotels totaled $41.6 million and $40.0 million, respectively, for the three months ended March 31, 2014 and 2013. The increase of $1.6 million, or 4.1 percent, was the result of $110.2 million in capital expenditures between March 31, 2013 and March 31, 2014, which drove additional depreciation on certain owned assets in 2014.

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
General and administrative expenses	$17.0	$17.9	(5.1)

General and administrative expenses totaled $17.0 million and $17.9 million, respectively, for the three months ended March 31, 2014 and 2013. The decrease of $0.9 million, or 5.1 percent, was primarily the result of a reversal of litigation reserve partially offset by increases in professional services by outside parties and corporate salaries.

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Marketing, promotional and other advertising expenses	$16.4	$14.7	11.7

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $16.4 million and $14.7 million, respectively, for the three months ended March 31, 2014 and 2013. The increase of $1.7 million, or 11.7 percent, was primarily driven by increased and earlier spending to enhance brand awareness via broadcast, online, and print media outlets, increased administrative costs to support our growing brand programs and increased reimbursements to franchised and managed hotels for free night certificate redemptions. In addition, we spent $4.7 million and $4.1 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended March 31, 2014 and 2013, respectively.

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Interest expense, net	$37.0	$36.1	2.4

Net interest expense totaled $37.0 million and $36.1 million, respectively, for the three months ended March 31, 2014 and 2013. The increase of $0.9 million, or 2.4 percent, was primarily driven by an increase in deferred financing cost incurred in the second quarter of 2013 being expensed for the three months ended March 31, 2014.

	Three months ended March 31,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income tax expense	$0.7	$0.8	(5.6)

We have historically operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our prospectus.

Our income tax expense totaled $0.7 million and $0.8 million, respectively, for the three months ended March 31, 2014 and 2013 and primarily consisted of the Texas margin tax, federal income taxes paid by certain taxable REIT subsidiaries and a provision for foreign income taxes. The decrease of $0.1 million is due to a reduction in our federal taxes expense, partially offset by an increase in our foreign tax expense.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 10: “Segments” in the unaudited condensed, combined financial statements of the La Quinta Predecessor Entities as of and for the three months ended March 31, 2014 and 2013, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,		Percent change
(in thousands)	2014	2013	2014 vs. 2013
Revenues
Owned Hotels	$194,702	$182,363	6.8
Franchise and Management(1)	13,265	12,016	10.4

Segment revenues	207,967	194,379	7.0
Other revenues from franchised and managed properties	4,685	4,137	13.2
Corporate and other revenues(2)	22,827	22,003	3.7
Intersegment elimination(3)	(18,170)	(18,247)	(0.4)

Total revenues	217,309	202,272	7.4

Adjusted EBITDA
Owned Hotels	75,460	69,387	8.8
Franchise and Management	13,265	12,016	10.4

Segment Adjusted EBITDA	88,725	81,403	9.0
Corporate and other	(13,274)	(11,380)	16.6

Adjusted EBITDA	75,451	70,023	7.8

(1)	This segment includes intercompany fees, which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our combined financial information by segment for the three months ended March 31, 2014 and 2013 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $12.5 million and $12.9 million for the three months ended March 31, 2014 and 2013, respectively, are eliminated in our combined financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which will be reflected in corporate and other in the future.
(3)	Includes management, royalty, intellectual property royalty fees, and other cost reimbursements totaling $18.2 million for each of the three month periods ended March 31, 2014 and 2013. These fees are charged to owned hotels and are eliminated in our combined financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 6.6 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $12.3 million, partially offset by an increase in direct lodging expenses of $4.2 million and an increase in other lodging and operating expenses of $1.1 million at our owned hotels. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased primarily as a result of increases in RevPAR of 6.8 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2014, we had total cash and cash equivalents of $150.4 million, including both restricted (current and non-current) and unrestricted cash balances. Unrestricted cash and cash equivalents totaled $63.8 million as of March 31, 2014. Our restricted cash and cash equivalents totaled $86.6 million as of March 31, 2014 ($79.7 million included in current assets and $6.9 million included in non-current assets). The majority of our restricted cash and cash equivalents balances relates to prefunded cash reserves and cash collateral on our self-insurance programs. The prefunded cash reserves are required under the terms of the agreements related to our mortgage loans. They may be used to pay debt service and other amounts due under the mortgage loans and for general corporate purposes, including capital expenditures, but are classified in our consolidated balance sheets as restricted cash and cash equivalents in accordance with GAAP because they generally require lender consent to be used. After the consummation of the IPO Transactions, the restricted cash related to our mortgage loans has no further restrictions.

Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, and capital expenditures for renovations and maintenance at our owned hotels and funds necessary to pay for scheduled debt maturities, capital improvements at our owned hotels and purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and we recorded in our second quarter an adjustment for the estimated net deferred tax liability of approximately $340 million at the time of completion of the IPO. Accordingly, we expect that in the future our cash taxes, after utilization of net operating losses (“NOLs”) currently expected to be utilized in 2014 and 2015, will exceed the income tax provision in our financial statements, which excess may be material. In addition, if we undergo an ownership change (including as a result of future sales of our stock by Blackstone) in the future, our ability to utilize our NOLs will be subject to annual limitations on utilization by Section 382 of the Internal Revenue Code. See note 11 to our unaudited condensed, combined financial statements included elsewhere in this report for more information.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
(in millions)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$40.8	$36.5	11.9
Net cash provided by (used in) investing activities	3.9	(21.6)	(117.9)
Net cash used in financing activities	(14.3)	(15.7)	(9.0)

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 1.67 and 1.53 as of March 31, 2014 and December 31, 2013, respectively. We obtained replacement financing and have therefore classified the portion of the debt refinanced after March 31, 2014 as long-term debt in our unaudited condensed combined balance sheet as of March 31, 2014. As of December 31, 2013, all long-term debt was classified as current.

Operating activities

Cash flow from operating activities is primarily generated from operating income from our owned hotels and our franchising business.

Net cash provided by operating activities was $40.8 million for the three months ended March 31, 2014, compared to $36.5 million for the three months ended March 31, 2013. The $4.3 million increase was primarily due to increased operating income of approximately $6.7 million as of March 31, 2014, partially offset by a decrease in depreciation and amortization of approximately $1.9 million and a decrease of 0.7 million in cash due to changes in various working capital components.

Investing activities

Net cash provided by investing activities during the three months ended March 31, 2014 was $3.9 million, compared to net cash used of $21.6 million during the three months ended March 31, 2013. The $25.5 million increase in cash provided by investing activities was primarily attributable to the receipt of approximately $7.1 million in proceeds from the sale of the four La Quinta-branded hotels during the three months ended March 31, 2014, a decrease in restricted cash of approximately $12.6 million, and a decrease in capital expenditures of $5.3 million.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2014 was $14.3 million, compared to $15.7 million during the three months ended March 31, 2013. The $1.4 million decrease in cash used in financing activities was primarily attributable to an increase of $21.5 million in member contributions, partially offset by an increase in repayment of long-term debt of $15.3 million and an increase in the payment of deferred costs of $4.8 million.

Capital expenditures

During the three months ended March 31, 2014 and 2013, we incurred capital expenditures of approximately $21.2 million and $26.5 million, respectively.

As of March 31, 2014, we had outstanding commitments under capital expenditure contracts of approximately $32.8 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Debt

Refinancing and New Senior Secured Credit Facilities

Concurrently with the consummation of the IPO, we refinanced all of our existing debt and accrued interest and related fees totaling approximately $2.7 billion. See note 5 to our unaudited condensed, combined financial statements included elsewhere in this report for more information about our outstanding debt as of March 31, 2014. As part of the refinancing, we entered into a credit agreement which provides for senior secured credit facilities consisting of:

•	a $2.1 billion senior secured term loan facility, which will mature in 2021; and

•	a $250.0 million senior secured revolving credit facility, which will mature in 2019. The revolving credit facility includes $50 million of borrowing capacity available for letters of credit and borrowing capacity for short-term borrowings referred to as the swing line borrowings.

In addition, the senior secured credit facilities also provide us with the option to raise incremental credit facilities, refinance the loans with debt incurred outside the credit agreement and extend the maturity date of the revolving credit facility and term loans, subject to certain limitations.

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our existing indebtedness, including the indebtedness described in note 5 to our unaudited condensed, combined financial statements included elsewhere in this report.

The new senior secured credit facilities are unconditionally and irrevocably guaranteed by La Quinta, and any subsidiary of La Quinta that directly or indirectly owns any issued and outstanding equity interests of our wholly-owned subsidiary, La Quinta Intermediate Holdings L.L.C., which is the borrower under the senior secured credit facilities (the “borrower”), and, subject to certain exceptions, each of the borrower’s existing and future material domestic wholly owned subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the borrower and each of the borrower’s and Guarantors’ material direct or indirect wholly owned restricted domestic subsidiaries and 65% of the voting stock (and 100% of the non-voting stock) of, or other equity interests in, each of the borrower’s or any subsidiary Guarantor’s material direct wholly owned first-tier restricted foreign subsidiaries and (ii) certain tangible and intangible assets of the borrower (other than real property except for certain real property described in the credit agreement) and those of the Guarantors (subject to certain exceptions and qualifications).

The senior secured credit facilities require us to prepay outstanding term loans, subject to certain exceptions, with (i) 50% of annual “excess cash flow” (with step-downs to 25% and 0%, as applicable, based upon the consolidated first lien net leverage ratio); (i) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions, subject to reinvestment rights; and (iii) 100% of the net proceeds of any incurrence of debt by the borrower or any of its restricted subsidiaries, other than debt permitted to be incurred or issued under the senior secured credit facilities.

The senior secured credit facilities contain a number of significant affirmative and negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of (i) the Company to engage in any material operating or business activities other than the ownership of the equity interests of the borrower and (ii) the borrower and its restricted subsidiaries to:

•	incur additional indebtedness and make guarantees

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell certain assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances;

•	engage in certain transactions with affiliates;

•	make changes in the nature of their business; and

•	make prepayments of junior debt.

In addition, if, on the last day of any period of four consecutive quarters on or after June 30, 2014, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $20 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the revolving credit facility, the credit agreement will require the borrower to maintain a maximum consolidated first lien net leverage ratio.

Borrowings under the term loans bear interest, at the borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans is 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%.

Borrowings under the revolving credit facility bear interest, at the borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively.

On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

In addition, the borrower is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum subject to a step-down to 0.375%, upon achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00. The borrower is also required to pay customary letter of credit fees.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk factors—Risks related to our business and industry” and “Risk factors—Risks relating to our indebtedness” in our prospectus.

We anticipate that the completion of the refinancing and our entry into the interest rate swap agreement described above will cause our net interest expense to decrease.

Contractual obligations

Except as a result of the IPO Transactions as disclosed elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no material changes outside the ordinary course of our business to the contractual obligations disclosed in our prospectus.

Off-balance sheet arrangements

We do not have off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Under certain franchise agreements, we have committed to provide certain incentive payments, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel.

Newly Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08. This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.

Newly Adopted Accounting Standards

In July 2013, FASB issued ASU No. 2013-11. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists in the applicable jurisdiction to settle any additional income taxes that would result from disallowance of the tax position. We adopted ASU 2013-11 prospectively as of January 1, 2014. The adoption of this ASU did not have a material impact on our financial condition, results of operations, cash flows, or disclosures.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our prospectus.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows, and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate these interest rate swaps as cash flow hedges for accounting purposes.

We were exposed to interest rate risk on our floating rate debt that existed prior to the completion of the refinancing transactions effected in connection with the IPO. Interest rates on our floating rate debt discussed below were based on 30-day LIBOR, so we were most vulnerable to changes in this rate. The 30-day LIBOR rate decreased from 0.17 percent per annum at December 31, 2013 to 0.15 percent at March 31, 2014. Changes in interest rates also affect the fair value of our fixed rate debt and our fixed rate financing receivables.

Under the terms of our debt existing as March 31, 2014, we were required to hedge interest rate risk using derivative instruments, such as interest rate caps, under certain defined conditions, until the maturity date. As of March 31, 2014, we held six interest rate caps with an aggregate notional amount of $2.6 billion which cap LIBOR used to calculate the floating portion of the interest rate on our Secured Debt at 4.0 percent. The caps were executed in June 2013 to replace the previous portfolio of interest rate caps that expired in July 2013 and will expire in July 2014. We have elected not to designate any of the interest rate caps as effective hedging instruments. The fair values of our interest rate caps were immaterial to our consolidated balance sheet as of March 31, 2014. No gains or losses related to the undesignated interest rate caps in our current portfolio were recorded for the three months ended March 31, 2014 and 2013 as changes in the fair values of our interest rate caps were immaterial.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2014 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying value	Fair value
	2014	2015	2016	2017	2018	Thereafter
Floating rate Secured Debt	$2,701	$—	$—	$—	$—	$—	$2,701	$2,699
Weighted average interest rate(1)							5.337%

(1)	Weighted average interest rate as of March 31, 2014.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed, combined financial statements of the La Quinta Predecessor Entities as of and for the three months ended March 31, 2014 and 2013 included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, the management of Holdings has evaluated, with the participation of Holdings’ and the La Quinta Predecessor Entities’ principal executive officer and principal financial officer, the disclosure controls and procedures of Holdings and the La Quinta Predecessor Entities, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the principal executive officer and principal financial officer of Holdings and the La Quinta Predecessor Entities have concluded that, as of March 31, 2014, the disclosure controls and procedures of Holdings and the La Quinta Predecessor Entities were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting of Holdings or the La Quinta Predecessor Entities that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Holdings or the La Quinta Predecessor Entities.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims.

In one matter, Brey Corp. v. LQ Management L.L.C., the plaintiff claims that he received two unsolicited faxes that advertised rates for three different La Quinta hotels and that these faxes violate the Telephone Consumer Protection Act. We entered into a settlement agreement on March 14, 2014 and settled the matter for $35,000.

We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our combined financial condition, results of operations, or our cash flows taken as a whole.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our prospectus dated as of April 8, 2014, and filed with the SEC on April 9, 2014, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the initial public offering of our common stock, we effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the initial public offering that resulted in a reorganization of our business (the “Pre-IPO Transactions”). In connection with the Pre-IPO Transactions, we issued 85,408,318 shares of common stock to affiliates of Blackstone, certain members of management, and other pre-existing owners of the La Quinta Predecessor Entities. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933. For a description of the transactions pursuant to which the shares were issued, see the information under the heading “Our pre-IPO transactions and organizational structure” in the prospectus, which information is incorporated by reference herein.

On April 14, 2014, we completed an initial public offering of our common stock in which we issued and sold 43,987,500 shares of common stock, including 5,737,500 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1, which was declared effective by the SEC on April 8, 2014. The common stock is listed on the New York Stock Exchange under the symbol “LQ.” The Company’s shares of common stock were sold at an initial offering price of $17.00 per share, which generated net proceeds of approximately $710.4 million to the Company, after deducting underwriting discounts and commissions of $37.4 million. We estimated that we incurred offering expenses of approximately $16.0 million (including $4.8 million of which expenses were previously reflected in the La Quinta Predecessor Entities financial statements for the year ended December 31, 2013 included in the prospectus). We used the net proceeds from this offering, together with the net proceeds from the senior secured term loan facility and available cash, to repay approximately $1.9 billion of borrowings outstanding under Holdco I’s mortgage loan agreement, approximately $570.1 million of borrowings outstanding under Holdco I’s unsecured mezzanine loans and approximately $208.9 million of borrowings outstanding under Holdco III’s mortgage loan agreement. Any remaining net proceeds from this offering are being used for general corporate purposes.

J.P. Morgan and Morgan Stanley acted as joint bookrunning managers and as representatives of the underwriters in the offering. Citigroup, BofA Merrill Lynch, Credit Suisse, Deutsche Bank Securities, Goldman Sachs & Co. and Wells Fargo Securities were also bookrunners in the offering. Blackstone Capital Markets, EA Markets, Evercore, JMP Securities, Lebenthal Capital Markets, Loop Capital Markets, Mischler Financial Group, Inc., Ramirez & Co., Inc., Raymond James, RBC Capital Markets and Stifel acted as co-managers in the offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of La Quinta Holdings Inc., effective as of April 14, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

3.2	Amended and Restated By-Laws of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.1	Stockholders’ Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.2	Registration Rights Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.3	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.5	Agreement of Purchase and Sale, dated as of April 8, 2014, between BRE/Prime Mezz 2 L.L.C., as seller, and Lodge Holdco III L.L.C., as buyer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.6	Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time

10.7	Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent

10.8	Form of La Quinta Holdings Inc. Share Distribution Acknowledgement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.9	Form of Restricted Stock Grant Notice under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	WIH La Quinta Inn Hotels Financial Statements

99.2	Section 13(r) Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA QUINTA HOLDINGS INC. (Registrant)

Date: May 20, 2014	By:	/s/ Keith A. Cline Keith A. Cline Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 20, 2014	By:	/s/ James H. Forson James H. Forson Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)