Form 10-Q
period 2014-06-30
La Quinta Holdings Inc.
filed 2014-08-13
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 130,722,563 shares of Common Stock, par value $0.01 per share as of August 8, 2014.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s prospectus dated April 8, 2014 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2014 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	business, financial, and operating risks inherent to the hospitality industry;

•	macroeconomic and other factors beyond our control adversely affecting and reducing demand for rooms at hotels that we own or franchise;

•	contraction in the global economy or low levels of economic growth;

•	inability to compete effectively;

•	deterioration in the quality or reputation of our brand;

•	failure to develop some of our existing development pipeline into La Quinta hotels;

•	geographic concentration of our hotels and pipeline properties in Texas;

•	efforts to renovate, redevelop or develop our hotels being delayed or becoming more expensive;

•	seasonal fluctuations;

•	inability of our franchisees to access the capital necessary to implement plans for growth, including our existing pipeline;

•	inability to maintain good relationships with our franchisees;

•	our failure or the failure of franchisees to make investments necessary to maintain or improve hotels;

•	inability of our franchisees to repay or refinance loans secured by the mortgaged hotels;

•	risks resulting from significant investments in owned real estate;

•	changes in local market or neighborhood conditions;

•	failure to keep pace with developments in technology;

•	failures in, material damage to, or interruptions in our information technology systems, software or websites, including as a result of cyber-attacks;

•	difficulties in updating our existing software or developing or implementing new software;

•	risks and costs associated with protecting the integrity and security of our guests’ personal information;

•	failure to protect our trademarks and other intellectual property;

•	loss of senior executives or key field personnel;

•	our substantial indebtedness; and

•	Blackstone Group, L.P and affiliates’ control of us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and, except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we”, “us”, “our”, “Company” or “La Quinta” in this Quarterly Report on Form 10-Q mean La Quinta Holdings Inc., the La Quinta Predecessor Entities (as defined below) and their respective subsidiaries, unless the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	2014	2013
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$102,968	$33,412
Restricted cash	—	97,126
Accounts receivable, net of allowance for doubtful accounts of $4,876 and $4,369	52,322	32,678
Receivables from affiliates	—	11,181
Assets held for sale	—	7,332
Deferred tax assets	3,629	—
Other current assets	14,098	17,087

Total Current Assets	173,017	198,816

Property and equipment, net of accumulated depreciation	2,885,102	2,761,457
Intangible assets, net of accumulated amortization	180,130	179,486
Deferred costs, net of accumulated amortization	30,338	10,153
Restricted cash	—	6,900
Deferred tax assets	—	3,008
Other non-current assets	11,027	10,014

Total Non-Current Assets	3,106,597	2,971,018

Total Assets	$3,279,614	$3,169,834

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$21,000	$2,720,286
Accounts payable	32,654	30,490
Payable to affiliates	592	—
Accrued expenses and other liabilities	70,656	53,571
Accrued payroll and employee benefits	26,700	26,302
Accrued real estate taxes	17,702	19,577

Total Current Liabilities	169,304	2,850,226

Long-term debt	1,988,726	—
Other long-term liabilities	23,131	13,947
Deferred tax liabilities	324,365	408

Total Liabilities	2,505,526	2,864,581

Commitments and Contingencies	—	—

Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of June 30, 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at June 30, 2014, 130,747,632 shares issued and 130,691,988 shares outstanding as of June 30, 2014	1,307	—
Additional paid-in-capital	1,102,807	—
Accumulated deficit	(329,707)	—
Treasury stock at cost, 55,644 shares at June 30, 2014	(935)	—
Accumulated other comprehensive loss	(2,536)	—
Members’ equity	—	319,096
Noncontrolling interests	3,152	(13,843)

Total Equity	774,088	305,253

Total Liabilities and Equity	$3,279,614	$3,169,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per share data)
REVENUES:
Room revenues	$225,524	$202,302	$414,523	$379,553
Franchise and other fee-based revenues	24,130	21,270	42,991	37,620
Other hotel revenues	4,967	4,459	9,731	8,993

	254,621	228,031	467,245	426,166
Brand marketing fund revenues from franchise and managed properties	5,668	5,046	10,353	9,183

Total Revenues	260,289	233,077	477,598	435,349

OPERATING EXPENSES:
Direct lodging expenses	96,025	88,531	184,354	172,641
Depreciation and amortization	43,251	41,227	84,862	81,210
General and administrative expenses	51,610	18,812	68,612	36,735
Other lodging and operating expenses	16,042	12,959	30,535	26,320
Marketing, promotional and other advertising expenses	17,084	17,947	33,531	32,666
Impairment loss	5,157	—	5,157	—

	229,169	179,476	407,051	349,572
Brand marketing fund expenses from franchise and managed properties	5,668	5,046	10,353	9,183

Total Operating Expenses	234,837	184,522	417,404	358,755

Operating Income	25,452	48,555	60,194	76,594

OTHER INCOME (EXPENSES):
Interest expense, net	(35,805)	(36,418)	(72,765)	(72,518)
Loss on extinguishment of debt, net	(2,030)	—	(2,030)	—
Other income (loss)	(248)	479	(301)	466

Total Other Income (Expenses)	(38,083)	(35,939)	(75,096)	(72,052)

Income (Loss) from Continuing Operations Before Income Taxes	(12,631)	12,616	(14,902)	4,542
Income tax provision	(4,950)	(728)	(5,698)	(1,520)
Recognition of net deferred tax liabilities upon C-corporation conversion	(321,054)	—	(321,054)	—

Net Income (Loss) from Continuing Operations, net of tax	(338,635)	11,888	(341,654)	3,022

Loss on Discontinued Operations, net of tax	—	(16,056)	(503)	(16,244)

NET LOSS	(338,635)	(4,168)	(342,157)	(13,222)
(Income) loss from noncontrolling interests in continuing operations	57	(41)	(3,764)	(700)
(Income) loss from noncontrolling interests in discontinued operations	—	—	—	—

Net (income) loss attributable to noncontrolling interests	57	(41)	(3,764)	(700)

Amounts attributable to La Quinta Holdings’ shareholders
Income (loss) from continuing operations	(338,578)	11,847	(345,418)	2,322
Loss from discontinued operations	—	(16,056)	(503)	(16,244)

Net Loss attributable to La Quinta Holdings’ shareholders	$(338,578)	$(4,209)	$(345,921)	$(13,922)

Earnings per share:
Basic and diluted	$(2.67)	$(0.03)	$(2.78)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
NET LOSS	$(338,635)	$(4,168)	$(342,157)	$(13,222)

Cash flow hedge adjustment, net of tax	(2,536)	—	(2,536)	—

COMPREHENSIVE NET LOSS	(341,171)	(4,168)	(344,693)	(13,222)
Comprehensive net (income) loss attributable to noncontrolling interests	57	(41)	(3,764)	(700)

Comprehensive net (income) loss attributable to La Quinta Holdings’ shareholders	$(341,114)	$(4,209)	$(348,457)	$(13,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

	Members’ Equity	Equity Attributable to La Quinta Holdings Inc. Shareholders						Noncontrolling Interests	Total Equity
		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2013	$315,255	—	$—	$—	$—	$—	$—	$(11,870)	$303,385

Net income (loss)	(13,922)	—	—	—	—	—	—	700	(13,222)
Distributions	(135)	—	—	—	—	—	—	(347)	(482)

Balance as of June 30, 2013	$301,198	—	$—	$—	$—	$—	$—	$(11,517)	$289,681

Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253

Net income (loss)	(16,214)	—	—	—	—	(329,707)	—	3,764	(342,157)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,248)	(4,354)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,403,834	44	—	30,931	—	—	—	30,975
Repurchase of common stock	—	(55,644)	(1)	(935)	—	—	—	—	(936)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment, net of tax	—		—	—	—	—	(2,536)	—	(2,536)
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—

Balance as of June 30, 2014	$—	130,691,988	$1,307	$(935)	$1,102,807	$(329,707)	$(2,536)	$3,152	$774,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(342,157)	$(13,222)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,575	85,972
Amortization of other non-current assets	470	600
Amortization of intangible assets	539	596
Loss on extinguishment of debt, net	2,030	—
Interest expense added to long-term debt	18,601	26,195
Amortization of long-term debt reduction	(1,532)	(2,298)
Gain related to casualty disasters	(998)	(1,126)
Write off of deferred incentive costs	—	27
Amortization of leasehold interests	(252)	(309)
Amortization of deferred costs	5,445	3,607
Loss on sale or retirement of assets	—	51
Impairment loss	5,308	19,913
Equity based compensation	30,975	—
Deferred income taxes	3,647	16
Recognition of net deferred tax liabilities upon C-corporation conversion	321,054
Loss on interest rate caps	—	131
Provision for doubtful accounts	990	917
Changes in assets and liabilities:
Accounts receivable	(18,945)	(12,317)
Other current assets	479	941
Receivables from / payable to affiliates	868	(1,990)
Other non-current assets	(232)	(387)
Accounts payable	482	(1,004)
Accrued payroll and employee benefits	398	3,309
Accrued real estate taxes	(1,875)	(3,374)
Accrued expenses and other liabilities	15,247	3,366
Other long-term liabilities	404	701

Net cash provided by operating activities	125,521	110,315

Cash flows from investing activities:
Acquisitions, net of cash acquired	(77,667)	—
Capital expenditures	(48,783)	(59,393)
Decrease (increase) in restricted cash	103,026	(1,789)
Increase in investments	(10)	(8)
Decrease in other non-current assets	210	—
Insurance proceeds on casualty disasters	747	1,568
Purchase of intangible assets, net	—	(100)
Payment of franchise incentives	(400)	(700)
Proceeds from sale of assets	7,053	—

Net cash used in investing activities	(15,824)	(60,422)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows - (continued) (Unaudited)

	2014	2013
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	2,100,000	—
Repayment of long-term debt	(2,816,590)	(45,666)
Payment of deferred costs	(27,255)	(7,038)
Payment of original issue discount	(10,500)
Proceeds from issuance of common stock, net	697,978	—
Purchase of treasury stock	(936)	—
Investment in interest rate caps	—	(135)
Distributions	(106)	(135)
Distributions to noncontrolling interests	(4,248)	(347)
Capital contributions	21,516	—

Net cash used in financing activities	(40,141)	(53,321)

Increase (decrease) in cash and cash equivalents	69,556	(3,428)
Cash and cash equivalents at the beginning of the period	33,412	40,813

Cash and cash equivalents at the end of the period	$102,968	$37,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$55,164	$45,556

Income taxes paid during the period, net of refunds	$2,023	$2,131

SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$2,758	$1,000

Deferred costs included in proceeds from issuance of common stock	$4,757	$—

Cash flow hedge adjustment, net of tax	$2,536	$—

Receivable for capital assets damaged by casualty disasters	$1,574	$1,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of common stock at an initial public offering price of $17.00 per share. Holdings was incorporated in the state of Delaware on December 9, 2013 and, prior to the IPO Effective Date, had no operations. In connection with the IPO, we completed certain transactions including, among others, refinancing our existing debt, acquiring 14 previously managed hotels (the “Previously Managed Hotels”), and contributing the La Quinta Predecessor Entities (as defined below) into Holdings, which resulted in La Quinta Predecessor Entities becoming owned by a “C” corporation for federal income tax purposes.

Lodge Holdco I L.L.C. (“Holdco I”) and Lodge Holdco II L.L.C. (“Holdco II”), each a Delaware limited liability company, were formed on January 4, 2006. Lodge Holdco III L.L.C. (“Holdco III”), a Delaware limited liability company, was formed March 17, 2006. We refer collectively to Holdco I, Holdco II, and Holdco III as the “La Quinta Predecessor Entities”. Since those dates and prior to the completion of our IPO, the La Quinta Predecessor Entities were owned and controlled by Blackstone Real Estate Partners IV L.P. and affiliates (“BREP IV”) and Blackstone Real Estate Partners V L.P. and affiliates (“BREP V”). BREP IV and BREP V are affiliates of The Blackstone Group L.P. (collectivity, the “Funds” or “Blackstone”).

As it pertains to the periods prior to completion of our IPO, the accompanying condensed consolidated financial statements include the accounts of each of the La Quinta Predecessor Entities, and all related wholly and majority owned subsidiaries and consolidated Variable Interest Entities (“VIE”). For these periods, the La Quinta Predecessor Entities have been presented on a combined historical basis due to their prior common ownership and control. In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the La Quinta Predecessor Entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement. As a result, as it pertains to the period subsequent to completion of our IPO, the accompanying condensed consolidated financial statements also include the accounts of Holdings, the Previously Managed Hotels, and all other wholly and majority owned subsidiaries created in connection with the IPO. (See Note 4) The combined or consolidated entity presented may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company” as the context requires when we refer to our historical operations and financial performance.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta and, through August 8, 2013, the Baymont brands. We also franchise and, until the completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“US”), Canada, and Mexico. As of June 30, 2014 and 2013, total owned, franchised, and managed hotels, and the approximate number of associated rooms were as follows:

	June 30, 2014		June 30, 2013
	# of hotels	# of rooms	# of hotels	# of rooms
Owned – La Quinta(1)	352	44,800	371	47,100
Owned – Baymont(1)	—	—	11	1,200
Joint Venture – La Quinta	1	200	1	200
Previously Managed Hotels – La Quinta (2)	—	—	14	1,700
Franchised – La Quinta	495	40,000	452	35,800

Totals	848	85,000	849	86,000

(1)	See discussion of discontinued operations in Note 3.
(2)	These hotels were, as of June 30, 2013, owned by affiliates of the Funds. On April 14, 2014, these hotels were acquired by Holdco III. (See Notes 4 and 9)

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the combined La Quinta Predecessor Entities financial statements and notes thereto for the years ended December 31, 2013, 2012, and 2011, which are included in our prospectus, dated April 8, 2014, filed by Holdings with the Securities and Exchange Commission on April 9, 2014. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Effective April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C., acquired 100% of the ownership interests of LQM for $0.8 million in cash. (See Note 4) Prior to April 14, 2014, LQM was a VIE, in which the La Quinta Predecessor Entities had a significant variable financial interest, and were the primary beneficiary. LQM received no member or other capital contribution, or equity investment upon formation or thereafter. LQM’s sole purpose is to manage all of our day-to-day operations, as well as to provide, prior to the IPO, day to day management of the Previously Managed Hotels. In return for providing these management services, we and, prior to the IPO, the Previously Managed Hotels pay LQM a management fee and reimburse LQM for costs incurred on our behalf, and, prior to the IPO, on behalf of the Previously Managed Hotels, in accordance with management and service agreements in place prior to the IPO. The La Quinta Predecessor Entities were the primary beneficiary of LQM as the management and service agreements in place provided for the La Quinta Predecessor Entities to reimburse LQM for its expenses in a manner that allowed LQM to realize a reasonable profit. We have not provided financial or other support to LQM during the periods presented that we were not contractually required to provide, and LQM’s agreements with its vendors are structured as non-recourse to our general credit. On April 14, 2014, LQM became a wholly owned subsidiary of Holdings and, as a result, is no longer a VIE.

As of December 31, 2013, LQM’s assets and liabilities were as follows (in thousands):

Cash and cash equivalents	$2,609
Restricted cash	6,700
Receivables from affiliates	49,027
Other current assets	4,472
Property and equipment, net	21,005
Intangible assets, net	347
Accounts payable	25,259
Accrued expenses and other liabilities	25,670
Accrued payroll and employee benefits	26,052
Capital lease obligation (related party)	23,852

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition — Revenues primarily consist of room rentals, franchise fees and other hotel revenues. We defer a portion of our revenue from franchisees at the time the franchise agreement is signed and recognize the remainder upon hotel opening.

Room revenues are derived from room rentals at our owned hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying condensed consolidated statements of operations.

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

•	For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 4.5%. For franchise agreements entered into on or after April 1, 2013, for new US franchisees, we collect a royalty fee from franchisees equal to 4.5% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 5.0%. In these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results. On or after April 1, 2013, for new franchisees outside of the US, we generally collect a royalty fee from franchisees equal to 4.5% of their room revenues throughout the term.

•	We receive reservation and technology fees, as well as fees related to Returns, in connection with franchising our La Quinta brand. Such fees are recognized based on a percentage of the franchisee’s eligible hotel room revenues or room count. We also perform certain other services for franchisees such as training and revenue management. Revenue for these services is recognized at the time the services are performed.

Included in franchise and other fee-based revenues are management fees of approximately $0.1 million and $0.6 million for the three month periods ended June 30, 2014 and 2013, respectively, and approximately $0.7 million and $1.2 million for the six month periods ended June 30, 2014 and 2013, respectively, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. (See Note 4) Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 9)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

Brand marketing fund revenues from franchise and managed properties represent fees collected from franchised and managed hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as other expenses from franchised and managed hotels in our condensed consolidated statements of operations, resulting in no impact to operating income or net loss.

Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.

Derivative Instruments— We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (cash flow hedge), a hedge of the fair value of a recognized asset or liability (fair value hedge), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in the condensed consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the condensed consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument, at the designation date we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in our condensed consolidated balance sheets, and determining the foreign currency exposure of net investment of the foreign operation for a net investment hedge.

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations via use of a statistical regression approach. Additionally, we measure ineffectiveness using the hypothetical derivative method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Equity-Based Compensation— We recognize the cost of services received in an equity based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

Compensation cost for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes — The condensed consolidated financial statements include taxable entities, limited liability companies, and, through April 14, 2014, REIT entities. Limited liability companies and REITs generally are not subject to federal income taxes at the entity level. For our taxable subsidiaries, we account for income taxes using the asset and liability approach for financial accounting and reporting purposes. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before non-controlling interests and income taxes related to our taxable subsidiaries. Deferred tax assets and liabilities reflect the temporary differences between assets and liabilities recognized for financial reporting and the analogous amounts recognized for tax purposes using the statutory tax rates expected to be in effect for the year in which the differences are expected to reverse, within the taxable subsidiaries.

Prior to the IPO, certain of our subsidiaries had elected to be treated as REITs for federal income tax purposes under the United States Internal Revenue Code. To qualify as REITs, these subsidiaries had to meet all of the required organizational and operational requirements, including a requirement that the REIT distribute at least 90% of its regular taxable income to its shareholders as dividends eligible for the dividends paid deduction. As of April 14, 2014, the REIT subsidiaries adhered to these requirements. If the REIT subsidiaries fail to qualify as REITs in any taxable year, they would be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and might not qualify as REITs for the four subsequent taxable years. For this reason, one of our REITs formed taxable subsidiaries to hold certain assets that could otherwise adversely affect its REIT status. These taxable subsidiaries are subject to federal and state income taxes.

On April 14, 2014, the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, as of April 14, 2014, we recorded a one-time net deferred tax expense of $321.1 million, which reflects the establishment of the associated net deferred tax liability.

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

In May 2014, FASB issued ASU No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

In June 2014, FASB issued ASU No. 2014-12. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the second quarter of 2013, 44 of our hotels, including all 11 of our Baymont-branded hotels, were classified as assets held for sale, and the results of their operations have accordingly been presented within discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.

During the third and fourth quarters of 2013, 40 of these hotels, including all of the Baymont-branded hotels were sold. As of December 31, 2013, the four remaining hotels were reflected in the accompanying condensed consolidated balance sheet as assets held for sale.

As of December 31, 2013, the carrying amounts of the major classes of assets for the assets held for sale were as follows:

December 31, 2013
(in thousands)
Current assets	$118
Property and equipment, net	7,134
Other non-current assets	80

Total assets	$7,332

On February 6, 2014, the four remaining hotels were sold. In accordance with the terms of our loan agreements existing at the time of such sale, all proceeds associated with the sale of these hotels were used to make principal payments on our long-term debt. (See Note 6)

The following table summarizes the operating results of the discontinued operations:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Hotel revenues	$—	$15,558	$361	$28,481
Direct lodging expenses	—	8,756	651	17,138
Other lodging and operating expenses	—	1,375	62	2,625

Operating income (loss)	—	5,427	(352)	8,718
Depreciation and amortization	—	(1,570)	—	(5,049)
Impairment loss	—	(19,913)	(151)	(19,913)

Loss on discontinued operations	$—	$(16,056)	$(503)	$(16,244)

NOTE 4. ACQUISITIONS

In connection with the acquisitions described below, we record the assets acquired and liabilities assumed at fair value as of the acquisition date. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

Acquisition of the Previously Managed Hotels and LQ Management L.L.C.

On April 14, 2014, we acquired BRE/Prime Mezz L.L.C. and BRE/Wellesley Properties L.L.C., which owned the Previously Managed Hotels, for a purchase price of $161.7 million. Total net consideration paid was $150.8 million, which equals the total purchase price of $161.7 million less $10.9 million owed by the parent of BRE/Prime Mezz L.L.C. and BRE/Wellesley Properties L.L.C. to the La Quinta Predecessor Entities. The total net consideration was paid in the form of $76.9 million of cash and $73.9 million of equity in the form of common stock of Holdings. Of the total $161.7 million purchase price, significant assets acquired consist of $166.5 million of property and equipment and $1.4 million in intangible assets for favorable leasehold interests. Other significant long term liabilities acquired include unfavorable leasehold interests of $5.3 million. Additionally on April 14, 2014, we acquired 100% of the ownership interests of LQM for $0.8 million in cash.

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2013. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$261,807	$241,914	$489,518	$453,929
Net loss attributable to La Quinta Holdings’ shareholders	(337,999)	(2,959)	(342,360)	(10,181)
Basic and diluted earnings per share	(2.66)	(0.02)	(2.75)	(0.08)

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Land	$836,525	$808,960
Buildings and improvements	2,771,556	2,635,651
Furniture, fixtures, equipment and other	405,507	369,235

Total property and equipment	4,013,588	3,813,846
Less accumulated depreciation	(1,134,378)	(1,053,910)

Property and equipment, net	2,879,210	2,759,936
Construction in progress	5,892	1,521

Total property and equipment, net of accumulated depreciation	$2,885,102	$2,761,457

Depreciation and amortization expense related to property and equipment was $41.3 million and $38.6 million for the three months ended June 30, 2014 and 2013, respectively. Depreciation and amortization expense related to property and equipment was $80.9 million and $76.9 million for the six months ended June 30, 2014 and 2013, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Current:
Holdco I & III Mortgage & Mezzanine Loans (1) (2)	$—	$2,720,286
Term Facility (3)	21,000	—

Current portion of long-term debt	$21,000	$2,720,286

Term Facility(3)	1,988,726	—

Total debt	$2,009,726	$2,720,286

(1)	As of June 30, 2014 and December 31, 2013, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.15% and 0.17%, respectively. The Mortgage and Mezzanine Loans bore interest as follows:

•	Through April 14, 2014, portions of the Holdco I Mortgage Loan, with principal totaling $1.03 billion, carried interest at LIBOR plus a spread of 0.55%. The remaining mortgage loan balances, with principal totaling approximately $0.9 billion, were subject to a LIBOR floor of 1.0% plus spreads ranging from 3.891% to 6.803%. The total weighted average spread was 2.892% as of December 31, 2013.

•	The interest rate for the Holdco III Mortgage Loan as of July 6, 2012 and through April 14, 2014 was LIBOR with a floor of 1.0% plus a spread of 4.5%. Included in the Holdco III Mortgage Loan as of December 31, 2013 is an unamortized long-term debt reduction of $2.3 million, which is being amortized using an initial imputed interest rate of 3.45%.

•	The interest rate for the Mezzanine Loans as of December 31, 2013 was LIBOR plus spreads ranging from 9.0% to 13.9%.

(2)	As of June 30, 2013, the maturity date and principal payments on the Holdco I & III Mortgage & Mezzanine Loans were as follows:

•	The modified terms of the Holdco I Mortgage Loan required us to make certain principal payments upon closing and quarterly beginning on the first scheduled loan payment date following September 30, 2012. Concurrently with the consummation of the IPO, the Holdco I Mortgage Loan and Mezzanine Loans were refinanced.

•	Principal payments on the Holdco III Mortgage Loan were required quarterly equal to the amount of excess cash flows, as defined, held in escrowed accounts over a specified floor. Included in the Holdco III Mortgage Loan as of December 31, 2013 was an unamortized long-term debt reduction of $2.3 million, which was being amortized using an initial imputed interest rate of 3.45%. Principal payments on the Holdco III Mortgage Loan were required quarterly equal to the amount of excess cash flows, as defined, held in escrowed accounts over a specified floor. Concurrently with the consummation of the IPO, the Holdco III Mortgage Loan was refinanced.

(3)	As of June 30, 2014, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•	The terms of the Term Facility require us to make certain principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. In June 2014, we made a voluntary principal pre-payment of $80.0 million.

•	The interest rate for the Term Facility through June 30, 2014 was LIBOR with a floor of 1.0% plus a spread of 3.0%. Included in the Term Facility as of June 30, 2014 is an unamortized original issue discount of $10.3 million, which is being amortized using an initial imputed interest rate of 4.0%. The Term Facility requires us to make quarterly interest payments beginning July 2014. As of June 30, 2014 we had $19.7 million in accrued interest included within accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.

Term Facility

On April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C. (the “Borrower”), entered into a new credit agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, collateral agent, swingline lender and L/C issuer, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, and the other agents and lenders from time to time party thereto.

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

The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Senior Facilities also provide the Borrower with the option to (1) raise incremental credit facilities including an uncommitted incremental facility that provides the Borrower the option to increase the amounts available under the Term Facility and/or the Revolving Facility by an aggregate of up to $350 million, subject to additional increases upon achievement of a consolidated first lien net leverage ratio of less than or equal to 6.00 to 1.00 (or, after the first anniversary of the closing date, 5.75 to 1.00), (2) refinance the loans with debt incurred outside the Senior Facilities, and (3) extend the maturity date of the Revolving Credit Facility and Term Facility, subject to certain limitations.

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “Loans”) and the Holdco III Mortgage Loan, and to acquire the Previously Managed Hotels. Upon completion of the refinancing, we recognized a $2.0 million loss on extinguishment of debt in our condensed consolidated statement of operations. We also incurred $28.7 million of debt issuance costs for the Senior Facilities, which will be amortized over the terms of each underlying debt agreement. As of June 30, 2014, the net balance of these debt issuance costs included in our condensed consolidated balance sheet was $28.1 million.

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

Borrowings under the Revolving Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively.

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

Certain covenants and events of default—The Agreement contains a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, will limit or restrict, subject to certain exceptions, the ability of (i) Holdings, the direct parent of the Borrower, to engage in any material operating or business activities other than the ownership of the equity interests of the Borrower and (ii) the Borrower and its restricted subsidiaries to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell certain assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances;

•	engage in certain transactions with affiliates;

•	make changes in the nature of their business; and

•	make prepayments of junior debt.

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

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of June 30, 2014, we were in compliance with all covenants under the Senior Facilities.

Letters of Credit

In April 2014, we obtained a letter of credit through our Revolving Facility aggregating to approximately $5.7 million. We are required to pay a fee of 2.63% per annum related to this letter of credit.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
Description	2014	2013	2014	2013
	(in thousands)
Term Facility	$20,360	$—	$20,360	$—
Mortgage Loan	7,037	17,363	23,754	34,576
Holdco III Mortgage Loan	404	3,084	3,206	6,163
Mezzanine Loans:
Current	920	2,260	3,107	4,503
Deferred	5,524	13,172	18,600	26,194
Amortization of long-term debt reduction	(383)	(1,149)	(1,532)	(2,298)
Amortization of deferred financing costs	1,953	1,734	5,297	3,466
Other interest	4	7	8	12
Interest income	(14)	(53)	(35)	(98)

Total interest expense, net	$35,805	$36,418	$72,765	$72,518

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and six months ended June 30, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with variable-rate debt.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. Management has elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Interest Rate Caps

Pursuant to the terms of the Loans and the Holdco III Mortgage Loan, we were required to maintain interest rate caps under certain defined conditions until the maturity date. The effect of the interest rate cap agreements was to limit our maximum interest rate exposure with respect to increases in LIBOR through the maturity date. We purchased and maintained these interest rate caps during the periods ended June 30, 2014 and 2013, and the related gain or loss on these investments is reflected within other income (loss) in the condensed consolidated accompanying statements of operations. We did not elect to designate any of these interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$3,901	N/A	$—
Non-designated Hedges:
Interest rate caps (1)	Other non- current assets	$—	Other non- current assets	$—

(1)	The fair values of our interest rate caps were immaterial as of June 30, 2014 and December 31, 2013.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) net of the effect for income taxes were as follows:

	Classification of Gain (Loss) Recognized	For the three months ended June 30,		For the six months ended June 30,
		2014	2013	2014	2013
		(in thousands)
Cash Flow Hedges:
Interest rate swap(1)	Other comprehensive income (loss)	$(2,536)	$—	$(2,536)	$—

Non-designated Hedges:
Interest rate caps	Other income (loss)	—	4	—	—

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2014.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$102,968	$102,968	$33,412	$33,412
Restricted Cash (1)	—	—	104,026	104,026
Interest rate swaps (2)	3,901	3,901	—	—
Long-term debt (3)	2,009,726	2,011,389	2,720,286	2,715,695

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of June 30, 2014 and December 31, 2013. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

Restricted cash is primarily comprised of short-term interest-bearing money market funds with maturities of less than 90 days and time deposits. The estimated fair values were based on available market pricing information of similar financial instruments.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.0% and 5.3%, as of June 30, 2014 and December 31, 2013, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the high likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, no impairment was recorded.

For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the year ended June 30, 2014:

June 30, 2014	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
1 La Quinta Inn	$—	$—	$249	$249	$5,157

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

NOTE 9. RELATED PARTY TRANSACTIONS

We maintain various agreements and enter into certain transactions with affiliates of the Funds. Prior to April 14, 2014 these affiliates owned the Previously Managed Hotels (see Note 4), which were managed by LQM. The following is a discussion of these arrangements and resulting transactions from January 1, 2014 to April 14, 2014:

Management and Service Agreements

Hotel Management Agreements — Pursuant to hotel management agreements with affiliates of the Funds in existence prior to the IPO (“LQM Management Agreements”), LQM provided management services to the Previously Managed Hotels until the IPO, including supervision, direction, operation, management and promotion. The LQM Management Agreements would have expired in July 2027, but could have been terminated by either party at any time and for any reason and were terminated in connection with the IPO. Under the terms of the LQM Management Agreements, LQM was entitled to recover a management fee of 1.67% of gross operating revenue, from the Previously Managed Hotels as well as reimbursement for certain shared group costs.

Management fees earned by LQM from the Previously Managed Hotels, for the periods from April 1, 2014 to April 14, 2014 and from January 1, 2014 to April 14, 2014 were $0.1 million and $0.2 million, respectively. For the three and six month periods ended June 30, 2013, management fees earned from the Previously Managed Hotels were approximately $0.1 million and $0.3 million, respectively. These management fees are included within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

In addition, in accordance with the LQM Management Agreements, LQM also provided certain group services for hotels it managed, including group and administrative services, information systems support, training, and other field services and was reimbursed for the cost of providing these services. For the periods from April 1, 2014 to April 14, 2014 and from January 1, 2014 to April 14, 2014, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.1 million and $0.2 million, respectively. During the three and six month periods ended June 30, 2013, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.1 million and $0.3 million, respectively. These fees are included within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

Other Fees and Funding

Brand Marketing Fund (BMF) — We maintain the BMF on behalf of our franchisees and the hotel properties we own and manage, and we charge these hotels a fee of 2.5% of gross room revenue, which is then used by the BMF to fund national advertising promotions and campaigns. BMF fees collected from franchised and managed hotels, and the related expenses, are reflected as brand marketing fund revenues and expenses from franchise and managed hotels in the accompanying condensed consolidated statements of operations.

Customer Loyalty Program — We administer a customer loyalty program, La Quinta Returns (“Returns”), and charge participating hotels a fee to administer the program equal to 5% of the Returns members’ eligible room rate per night. Returns fees collected from franchised and managed hotels are reflected within franchise and other fees-based revenues in the accompanying condensed consolidated statements of operations. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.1 million and $0.3 million for the periods from April 1, 2014 to April 14, 2014 and from January 1, 2014 to April 14, 2014, respectively. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.3 million and $0.5 million during the three and six month periods ended June 30, 2013.

Trademark Licenses — In accordance with our management agreements with the Previously Managed Hotels existing until their acquisition on April 14, 2014, we charged a royalty fee of 0.33% of the Previously Managed Hotels’ gross room revenues. For the periods from April 1, 2014 to April 14, 2014 and from January 1, 2014 to April 14, 2014, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million, respectively. During each of the three and six month periods ended June 30, 2013, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million, respectively. These royalty fees are reflected within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

Receivables from / Payable to Affiliates — As of June 30, 2014, the payable balance to the parent company of the Previously Managed Hotels was approximately $0.5 million. This payable balance reflects our receipt of revenues related to a period prior to the closing date of the purchase of the Previously Managed Hotels by the La Quinta Predecessor Entities, which occurred during ownership transition, and which will be remitted to the seller. As of December 31, 2013, the receivable balance from the parent company of the Previously Managed Hotels was approximately $10.9 million. This receivable occurred in the normal course of business and was settled in connection with the purchase of the Previously Managed Hotels by the La Quinta Predecessor Entities. (See Note 4)

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.8 million and $0.9 million during the three months ended June 30, 2014 and 2013, respectively. The fees paid for these products and services were approximately $1.5 million and $2.0 million during the six months ended June 30, 2014 and 2013, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Litigation — We are party to a number of pending claims and lawsuits arising in the normal course of business. We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the insurance deductible amount, are not covered by or are only partially covered by insurance policies, or the insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate ultimate liability costs with respect to such claims and lawsuits. We accrue costs incurred from defending litigation as they become determinable. We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our condensed consolidated balance sheets, results of operations, or cash flows taken as a whole.

Casualty Losses — We maintain insurance for property and casualty damage, subject to deductibles and policy terms and conditions, attributable to wind, flood, and earthquakes. We also maintain business interruption insurance.

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing the tax returns of one of our REITs and a taxable REIT subsidiary (“TRS”) for the tax years ended December 31, 2011 and 2010. We received a draft notice of proposed adjustment on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the TRS exceeded an arm’s length rent. In addition, the IRS has proposed to eliminate $89 million of NOL carryforwards for the TRS for the tax years 2006 through 2009. We disagree with the IRS’ position and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our TRS under our lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code and applicable Treasury Regulations. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2014, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

We believe that we have appropriately provided for taxes in the accompanying condensed consolidated financial statements. Several factors drive the calculation of our tax reserves. Some of these factors include: (i) the expiration of various statutes of limitations, (ii) changes in tax law and regulations, (iii) issuance of tax rulings, and (iv) settlements with tax authorities. Changes in any of these factors may result in adjustments to our reserves, which could materially impact our condensed consolidated financial statements.

Purchase Commitments — As of June 30, 2014, we had approximately $25.4 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of June 30, 2014, we had $0.4 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 11: INCOME TAXES

Prior to our IPO on April 14, 2014, we operated primarily as limited liability companies treated as partnerships for U.S. federal income tax purposes, REIT entities, and taxable entities. As a result, we were not subject to U.S. federal and most state income taxes for our limited liability companies and our REIT entities. Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, during the second quarter, we recorded a one-time net deferred tax expense of $321.1 million, which established the associated net deferred tax liability on our balance sheet, and reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the estimated blended statutory U.S. federal and state income tax rate of 38.1%. More specifically, this initial deferred tax expense is primarily driven by (1) the recognition of additional deferred tax liabilities totaling approximately $462.3 million which are primarily related to differences between the book and tax basis for our fixed and intangible assets and related depreciation and (2) the recognition of additional deferred tax assets totaling approximately $141.2 million which are primarily related to the expected realization of federal net operating loss carryforwards.

The Company recorded a provision for federal, state and foreign income taxes of approximately $5.0 million for the three months ended June 30, 2014, excluding the effect of the one-time recognition of the net deferred tax liabilities upon C-corporation conversion, as compared with income tax provision of approximately $0.7 million for the three months ended June 30, 2013. For the six months ended June 30, 2014 the Company recorded a provision for federal, state and foreign income taxes of approximately $5.7 million, excluding the effect of the recognition of the one-time net deferred tax liabilities upon C-corporation conversion, as compared with income tax provision of approximately $1.5 million for the six months ended June 30, 2013.

NOTE 12. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the United States Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.5 million, during each of the three month periods ended June 30, 2014 and 2013. We paid employer contributions of approximately $1.0 million, during each of the six month periods ended June 30, 2014 and 2013.

NOTE 13. EQUITY-BASED COMPENSATION

Promote Plan

Prior to the IPO Effective Date, certain members of our management and others associated with Blackstone (the “Promote Participants”) were eligible to receive long-term incentives evidenced by units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which indirectly held interests in the Company, which Units were intended to be treated as “profits interests” for U.S. tax purposes (the “Promote Plan”). Units were typically granted by our Chief Executive Officer, in consultation with Blackstone, to key employees upon hire. Unit levels could also be adjusted to recognize changing job responsibilities. All of the Units were subject to exit-based vesting on the date when there was a sale, transfer or disposition of all or substantially all of the assets of the La Quinta Predecessor Entities to an unaffiliated entity which resulted in distributions being payable to the holders of the Units (a “Liquidity Event”), subject to a Promote Participant’s continued employment on such date. The value in respect of Units would have been determined based upon the amounts received by Blackstone pursuant to a Liquidity Event, net of certain debt repayments and return of equity to Blackstone. As payments in respect of the Units were contingent on occurrence of a Liquidity Event, which was not assessed to be probable prior to the date of our IPO, no expense was accrued or recognized for the Units prior to April 14, 2014.

On the IPO Effective Date, Units that were outstanding under the Promote Plan at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using the initial public offering price of Holdings shares of $17.00 per share and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that will vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that will vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date.

During the three and six months ended June 30, 2014, total compensation expense under the Promote Plan was $26.2 million and unrecognized compensation expense as of June 30, 2014 was $25.5 million. As of June 30, 2014, 9,658 shares were forfeited from the Promote Plan.

2014 Omnibus Incentive Plan

In connection with, and prior to completion of, the IPO, our Board of Directors adopted, and our stockholders approved, the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other equity-based or performance-based awards denominated in cash or in stock to directors, officers, employees, consultants and advisors of Holdings and its affiliates.

2014 Omnibus Incentive Plan Grant I (“Grant I”) —Effective on the IPO Effective Date, Holdings issued 0.35 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $16.65 per share to certain of our employees as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that will vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that will vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment through that date.

2014 Omnibus Incentive Plan Grant II (“Grant II”) —On June 11, 2014, Holdings issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.9 years. The fair value of Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2014 Omnibus Incentive Plan Director Unit Grant (“2014 Director Unit Grant”) —On June 11, 2014, we granted 16,044 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The 2014 Director Unit Grant vests in three equal installments on the first, second and third anniversaries of the grant date. The grant date fair value was $18.70 per RSU. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled for our common stock.

2014 Omnibus Incentive Plan Performance Unit Grant (“2014 Performance Unit Grant”) —On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on the Company’s total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on the Company’s absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of the Company’s common stock.

The grant date fair value of the 2014 Performance Unit Grant was $19.80 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.05%
Dividend yield(2)	—%
Risk-free rate(3)	0.70%
Expected term (in years)(4)	2.6

(1)	Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is included with those used to benchmark our executive compensation.
(2)	We have no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

During the three and six months ended June 30, 2014, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $4.7 million, excluding related taxes, and associated unrecognized compensation expense as of June 30, 2014 was $28.2 million. As of June 30, 2014, there were no forfeitures under the Omnibus Incentive Plan.

As of June 30, 2014, there were 11.6 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan.

NOTE 14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of the Company’s unrestricted common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Company’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

As discussed in Note 1, on April 14, 2014, the Company completed its IPO. For purposes of computing net income per share, it is assumed that our IPO and ownership reorganization had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in connection with the IPO. Accordingly, the denominators in the computations of basic and diluted net income per share reflect our IPO and ownership reorganization for all periods presented.

The calculations of basic and diluted earnings per share are as follows:

	For the three months ended June 30,		For the six months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, attributable to La Quinta Holdings’ shareholders	$(338,578)	$11,847	$(345,418)	$2,322
Loss from discontinued operations, attributable to La Quinta Holdings’ shareholders	—	(16,056)	(503)	(16,244)

Net loss attributable to La Quinta Holdings’ shareholders	$(338,578)	$(4,209)	$(345,921)	$(13,922)

Denominator:
Weighted average number of shares outstanding	126,832	121,996	124,427	121,996
Income (loss) from continuing operations attributable to La Quinta Holdings’ shareholders per common share, basic and diluted	$(2.67)	$0.10	$(2.78)	$0.02
Loss from discontinued operations attributable to La Quinta Holdings’ shareholders per common share, basic and diluted	—	(0.13)	—	(0.13)

Basic and diluted earnings per share	$(2.67)	$(0.03)	$(2.78)	$(0.11)

Approximately 1.2 million shares and 0.5 million shares for the three months and six months ended June 30, 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the three and six months ended June 30, 2013, no shares were considered anti-dilutive.

NOTE 15. SEGMENTS

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. Our operating and reportable segments are defined as follows:

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

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net income (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity-based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Owned hotels	$231,596	$207,572	$426,298	$389,935
Franchise and management (1)	26,658	14,983	39,923	26,999

Segment revenues	258,254	222,555	466,221	416,934
Other fee-based revenues from franchise and managed properties	5,668	5,046	10,353	9,183
Corporate and other (2)	31,201	25,688	54,028	47,691
Intersegment elimination (3)	(34,834)	(20,212)	(53,004)	(38,459)

Total revenues	$260,289	$233,077	$477,598	$435,349

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA
Owned hotels	$85,815	$87,787	$161,275	$157,174
Franchise and management	26,658	14,983	39,923	26,999

Segment Adjusted EBITDA	112,473	102,770	201,198	184,173
Corporate and other	(6,962)	(10,325)	(20,236)	(21,705)

Adjusted EBITDA	$105,511	$92,445	$180,962	$162,468

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $30.9 million and $27.0 million for the six months ended June 30, 2014 and 2013, respectively, and $18.4 million and $14.1 million for the three months ended June 30, 2014 and 2013, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.
(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $34.8 million and $20.2 million for each of the three months periods ended June 30, 2014 and 2013, respectively and $53.0 million and $38.5 million for each of the six month periods ended June 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net loss attributable to La Quinta Holdings’ shareholders for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA	$105,511	$92,445	$180,962	$162,468
Income (loss) from discontinued operations	—	4,456	(377)	6,887
Impairment loss	(5,157)	(19,913)	(5,308)	(19,913)
Loss on retirement of assets	—	(10)	—	(51)
Gain (loss) related to casualty disasters	845	2,158	998	1,872
Gain (loss) on Extinguishment of Debt, net	(2,030)	—	(2,030)	—
Equity Based Compensation	(31,103)	—	(31,103)	—
Other gains (losses), net (1)	(1,347)	(2,942)	(388)	(3,348)

EBITDA	66,719	76,194	142,754	147,915
Interest expense	(35,818)	(36,472)	(72,800)	(72,618)
Income tax provision	(4,950)	(773)	(5,698)	(1,604)
Recognition of net deferred tax liabilities upon C-corporation conversion	(321,054)	—	(321,054)	—
Depreciation and amortization	(43,532)	(43,117)	(85,359)	(86,915)
Noncontrolling interests	57	(41)	(3,764)	(700)

Net loss attributable to La Quinta Holdings’ shareholders	$(338,578)	$(4,209)	$(345,921)	$(13,922)

(1)	Other gains (losses), net primarily consists of loss on interest rate caps, net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of June 30, 2014 and December 31, 2013:

	2014	2013
	(in thousands)
Total Assets
Owned hotels	$2,952,864	$2,925,882
Franchise and management	194,001	192,191

Total segments assets	3,146,865	3,118,073
Corporate and other	132,749	51,761

Total	$3,279,614	$3,169,834

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014	2013
Capital Expenditures
Owned hotels	$37,093	$49,497
Franchise and management	—	—

Total segment capital expenditures	37,093	49,497
Corporate and other	11,690	9,896

Total	$48,783	$59,393

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our prospectus dated April 8, 2014 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2014 pursuant to Rule 424(b)(4) under the Securities Act, and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Effective April 14, 2014, La Quinta Holdings Inc. (“Holdings” or the “Company”) completed its initial public offering (“IPO”). In the IPO, Holdings issued approximately 44.0 million shares of common stock at an initial public offering price of $17.00 per share, including the full exercise of the underwriters’ option to purchase additional shares.

Prior to the IPO, our business was conducted, and our hotel properties were owned, and franchised through multiple entities including (i) Lodge Holdco I LLC., Lodge Holdco II LLC., and Lodge Holdco III LLC., and their consolidated subsidiaries, (collectively, the “La Quinta Predecessor Entities”) and (ii) entities that owned the 14 La Quinta Hotels managed by LQ Management LLC. (“LQM”, a consolidated variable interest entity) (the “Previously Managed Portfolio” and, together with the La Quinta Predecessor Entities, the “Pre-IPO Entities”). The Pre-IPO Entities were owned (directly and indirectly) by certain investment funds affiliated with The Blackstone Group, L.P. (“Blackstone”), members of our management, and other pre-existing owners (together, the “Pre-IPO Owners”) and certain subsidiaries of the Pre-IPO Entities operated as real estate investment trusts, or REITs, for U.S. federal income tax purposes. In connection with the IPO, (i) the La Quinta Predecessor Entities purchased the Previously Managed Portfolio for a net amount equal to $76.9 million in cash and 4,348,284 shares of common stock of Holdings, (ii) the equity interests in the La Quinta Predecessor Entities held by the Pre-IPO Owners were exchanged by the Pre-IPO Owners for an aggregate of 81,060,034 shares of common stock of Holdings, (iii) we effected the refinancing transactions described below under “Liquidity and Capital Resources—Debt” and (iv) we effected certain other transactions, including a grant of vested shares of Holdings common stock and unvested shares of Holdings restricted stock to certain employees in an aggregate amount equal to 349,522 shares pursuant to the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the transactions described in (i) – (iv), the “IPO Transactions”).

The information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the following: (1) as it pertains to the periods prior to completion of the IPO, the accounts of each of the La Quinta Predecessor Entities, LQM, and all related wholly and majority owned subsidiaries. For these periods, the La Quinta Predecessor Entities have been presented on a combined historical basis due to their prior common ownership and control; and (2) as it pertains to the periods subsequent to the completion of the IPO, the accounts of Holdings, as well as its wholly owned subsidiaries which include, among others, the La Quinta Predecessor Entities, the Previously Managed Portfolio, LQM, and all other subsidiaries created in connection with the IPO.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. According to data provided by Smith Travel Research (“STR”), La Quinta is the fastest growing principal select-service hotel brand in the United States primarily serving these segments in terms of percentage growth of number of hotels over the last ten years ended December 31, 2013, significantly outpacing the percentage growth of our main STR competitive set (meaning Comfort, Holiday Inn Express and/or Hampton, the brands most often included in our STR competitive set) in percentage terms. Our system-wide portfolio, as of June 30, 2014, consisted of 848 hotels representing approximately 85,000 rooms located predominantly across 47 U.S. states, as well as in Canada and Mexico, of which 353 hotels were owned and operated and 495 were franchised. We also have a pipeline of 190 franchised hotels in the United States, Mexico, Canada, Colombia, Honduras, Nicaragua, and Guatemala. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, in the six months ended June 30, 2014, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is chief operating decision maker to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. We have historically charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which covers certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreement and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels and the current composition of our owned portfolio. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to June 30, 2014.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other from the period from April 14, 2014 to June 30, 2014.

We have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise and Management segment. See also “—Key components and factors affecting our results of operations—Expenses.”

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed La Quinta branded hotels as of June 30, 2014 and 2013.

	As of June 30,
	2014	2013
Owned Hotels:
Owned Hotels (1)	353	383
Discontinued Operations	—	(44)

Net Owned Hotels	353	339

Franchised/Managed Hotels:
Franchised Hotels	495	452
Managed Hotels	—	14

Total Franchised/Managed Hotels	495	466

Total Net Owned and Franchised/Managed Hotels	848	805

(1)	Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our owned, franchised and managed hotels as of June 30, 2014 and 2013:

	As of June 30,
	2014	2013
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)	184	170
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	56	56
La Quinta Inns (exterior corridor)	110	110

Total Owned	353	339

Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	396	368
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	84	90
La Quinta Inns (exterior corridor)	12	5

Total Franchised/Managed	495	466

Total Hotels	848	805

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our first or second quarter results may be further adversely affected by the timing of certain of our marketing production expenditures. Further, the timing of opening franchised hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the six month periods ended June 30, 2014 and 2013. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•	Room revenues. Represents revenues derived from hotel operations at owned hotels which are almost exclusively driven by room rentals. These revenues are primarily derived from three categories of guests: leisure, corporate and group.

•	Franchise fees. Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations.

•	Management fees. Represents revenues derived from management fees received in connection with the management of day-to-day hotel operations, and other revenue generated by the incidental support of hotel operations for managed properties. Management fees are generally calculated as a percentage of gross room revenue. After the consummation of the IPO Transactions, we no longer have any management fees from third parties.

•	Other hotel revenues. Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels, including charges to guests for vending commissions, meeting and banquet room revenue, laundry services, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

•	Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF revenues from properties managed for third parties.

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

Expenses

We primarily incur the following expenses:

•	Direct lodging expenses and other lodging and operating expenses. Direct lodging and Other lodging and operating expenses reflect the operating expenses of our owned hotels, including both direct and indirect hotel operating expenses. Direct lodging expenses include items such as compensation costs for hotel level management, housekeeping, laundry and front desk staff, supply costs for guest room amenities and laundry, repairs and maintenance, utilities, sales and local marketing, bad debt expenses related to direct-bill corporate customers, and online and offline travel agency commissions. Other lodging and operating expenses include indirect property operating expenses, primarily property taxes and insurance.

•	Depreciation and amortization. Depreciation and amortization are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business and other leasehold interests, which are amortized over their estimated useful lives.

•	General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•	Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our prospectus. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•	Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised and managed hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF expenses from properties managed for third parties.

•	Marketing, promotional and other advertising expenses. These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

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

As it pertains to Owned Hotels, RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability than changes in RevPAR driven by occupancy levels. Changes in RevPAR for our franchised hotels, whether driven by occupancy or ADR, directly impact our franchise revenues, as these revenues are generally based on a percentage of the franchised hotels’ room revenues. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, who collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 848 and 805 hotels in our system (excluding our assets held for sale or otherwise sold) as of June 30, 2014 and 2013, respectively, 793 and 772 have been classified as comparable hotels for the six months ended June 30, 2014 and 2013, respectively.

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

Results of operations

The completion of the IPO had material effects on our results of operations and financial condition. In connection with the IPO Transactions, we incurred, in the quarter ended June 30, 2014, a one-time net tax expense of $321.1 million, which reflects the impact of the La Quinta Predecessor Entities becoming owned by a “C” corporation and establishing the related net deferred tax liability on our books. Also in connection with the IPO Transactions, we recorded, in the quarter ended June 30, 2014, a one-time compensation expense of approximately $20.8 million related to the exchange of ownership units awards outstanding under our long-term cash incentive plan for vested shares of common stock of the Company, and will record additional compensation expense in the future for the unvested shares of restricted stock of the Company received in this exchange. See notes 11 and 13 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information. Since the consummation of the IPO, our results of operations have been and will be affected by other one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs, the costs of compliance with the Sarbanes-Oxley Act of 2002, and the costs of complying with the other rules and regulations of the SEC and the NYSE. Additionally, as a result of becoming owned by a “C” corporation, we are taxed as a “C” corporation at the federal and state level. These costs are not reflected in our historical results for the periods prior to April 14, 2014, but are included in our results for the periods following the consummation of the IPO.

Our business has steadily improved in recent years following declines during the economic downturn that began in 2008, resulting in an increase in RevPAR on a year-over-year basis each year since 2011. We have experienced occupancy increases in our business and we have been able to increase ADR in our markets where demand has outpaced supply.

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended June 30, 2014	Variance three months 2014 vs. three months 2013	Six months ended June 30, 2014	Variance six months 2014 vs. six months 2013
Occupancy	70.6%	168 bps	66.3%	150 bps
ADR	$84.12	5.1%	$82.83	4.8%
RevPAR	$59.39	7.7%	$54.94	7.3%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended June, 2014	Variance three months 2014 vs. three months 2013		Six months ended June 30, 2014	Variance six months 2014 vs. six months 2013
RevPAR Index	97.7%	(42	) bps	97.0%	2 bps

We anticipate growth in our Franchise and Management segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system, based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From June 30, 2013 to June 30, 2014, our total number of owned, franchised and managed La Quinta hotels has grown from 805, or 81,000 rooms, to 848, or 85,000 rooms, with franchised hotels increasing from 452 to 495. At June 30, 2013, our pipeline numbered 170 hotels, or 13,800 rooms, and has remained strong with 190 hotels, or 15,600 rooms, in our pipeline at June 30, 2014, while we have opened a net total of 43 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 32% of the conversions and new construction projects have commenced as of June 30, 2014.

Three months ended June 30, 2014 compared with three months ended June 30, 2013

For the three months ended June 30, 2014, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the three months ended June 30, 2013. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 5.1 percent increase in system-wide ADR in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. System-wide occupancy increased 168 basis points in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 7.7 percent in the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods:

	Three months ended June 30,		Increase/(Decrease)
(in thousands)	2014	2013	$ change	% change
Revenues
Room revenues	$225,524	$202,302	$23,222	11.5
Franchise and other fee-based revenues	24,130	21,270	2,860	13.4
Other hotel revenues	4,967	4,459	508	11.4

	254,621	228,031	26,590	11.7
Brand marketing fund revenues from franchised and managed properties	5,668	5,046	622	12.3

Total Revenues	260,289	233,077	27,212	11.7
Operating Expenses
Direct lodging expenses	96,025	88,531	7,494	8.5
Depreciation and amortization	43,251	41,227	2,024	4.9
General and administrative expenses	51,610	18,812	32,798	174.3
Other lodging and operating expenses	16,042	12,959	3,083	23.8
Marketing, promotional and other advertising expenses	17,084	17,947	(863)	(4.8)
Impairment Loss	5,157	—	5,157	NM	(1)

	229,169	179,476	49,693	27.7
Brand marketing fund expenses from franchised and managed properties	5,668	5,046	622	12.3

Total Operating Expenses	234,837	184,522	50,315	27.3

Operating Income	25,452	48,555	(23,103)	(47.6)
Other Income (Expenses)
Interest expense, net	(35,805)	(36,418)	613	(1.7)
Loss on extinguishment of debt, net	(2,030)	—	(2,030)	NM	(1)
Other income (loss)	(248)	479	(727)	(151.8)

Total Other Income (Expenses)	(38,083)	(35,939)	(2,144)	6.0

Income (Loss) from Continuing Operations Before Income Taxes	(12,631)	12,616	(25,247)	(200.1)
Income tax provision	(4,950)	(728)	(4,222)	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	(321,054)	—	(321,054)	NM	(1)

Income (Loss) from Continuing Operations, Net of Tax	(338,635)	11,888	(350,523)	NM	(1)
Loss on Discontinued Operations, Net of Tax	—	(16,056)	16,056	(100)

Net Loss	(338,635)	(4,168)	(334,467)	NM	(1)
Net (Income) Loss Attributable to Noncontrolling Interests	57	(41)	98	NM	(1)

Net Income (Loss) Attributable to La Quinta Holdings’ shareholders	$(338,578)	$(4,209)	$(334,369)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended June 30, 2014	Variance 2014 vs. 2013
Owned Hotels
Occupancy	69.8%	80 bps
ADR	$79.56	5.9%
RevPAR	$55.56	7.1%
Franchised Hotels
Occupancy	71.6%	281 bps
ADR	$89.81	4.1%
RevPAR	$64.30	8.3%
System-wide
Occupancy	70.6%	168 bps
ADR	$84.12	5.1%
RevPAR	$59.39	7.7%

Revenues

Owned hotels

As of June 30, 2014, we had 353 owned hotels, including the 14 Previously Managed Hotels, comprising 45,000 rooms, located in the United States. Room revenues at our owned hotels for the three months ended June 30, 2014 and 2013 totaled $225.5 million and $202.3 million, respectively. The increase of $23.2 million, or 11.5 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 7.1 percent, which was due to increases in ADR and occupancy of 5.9 percent and 80 basis points, respectively. Additionally, room revenues for the three months ended June 30, 2014 includes room revenues of $8.3 million for the 14 Previously Managed Hotels from the acquisition date, April 14, 2014, to the period ended June 30, 2014.

The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels, and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for the three months ended June 30, 2014 and 2013 totaled $4.9 million and $4.5 million, respectively. The increase of $0.5 million, or 11.4 percent, was primarily a result of an increase in demand for ancillary hotel services, which was driven by increased occupancy, as well as the expansion of the number of Bright Side Market sundry shops in our owned hotels.

Franchise and other fee-based revenues

As of June 30, 2014, we had 495 franchised hotels, comprising approximately 40,000 rooms, located in the United States, Canada and Mexico. Franchise and other fee-based revenues for the three months ended June 30, 2014 and 2013 totaled $24.1 million and $21.3 million, respectively. The increase of $2.9 million, or 13.4 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 8.3 percent, which was due to increases in ADR and occupancy of 4.1 percent and 281 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From June 30, 2013 to June 30, 2014, we added 43 franchised hotels on a net basis, providing an additional 4,200 rooms to our system.

Operating expenses

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Direct lodging expenses	$96.0	$88.5	8.5
Other lodging and operating expenses	16.0	13.0	23.8

Direct lodging expenses for our owned hotels totaled $96.0 million and $88.5 million, respectively, for the three months ended June 30, 2014 and 2013. The increase of $7.5 million, or 8.5 percent, was driven primarily by: (1) an occupancy increase of 80 basis points; (2) increased travel agency commission costs due to the introduction at the end of the second quarter of 2013 of Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking, resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in a new commission expense; (3) the introduction of a significant new online travel agency, Booking.com, to our system at the end of the second quarter of 2013, which increased travel agency commission costs; (4) increased repair and maintenance costs; (5) increased professional fees for services rendered for our owned hotels; (6) increased expenses related to the acquisition of the 14 Previously Managed Hotels, including ground lease rental and employee compensation; and (7) increased utilities cost, specifically electric, water and natural gas. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels.

Other lodging and operating expenses for our owned hotels totaled $16.0 million and $13.0 million, respectively, for the three months ended June 30, 2014 and 2013. The increase of $3.0 million, or 23.8 percent, was primarily the result of increases in cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for our owned hotels.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Depreciation and amortization	$43.3	$41.2	4.9

Depreciation and amortization expense for our owned hotels totaled $43.3 million and $41.2 million, respectively, for the three months ended June 30, 2014 and 2013. The increase of $2.0 million, or 4.9 percent, was the result of $104.9 million in capital expenditures between June 30, 2013 and June 30, 2014, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2014.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
General and administrative expenses	$51.6	$18.8	174.3

General and administrative expenses totaled $51.6 million and $18.8 million, respectively, for the three months ended June 30, 2014 and 2013. The increase of $32.8 million, or 174.3 percent, was primarily the result of equity-based compensation expense of $31.0 million for the three months ended June 30, 2014. Of this equity-based compensation amount, $26.2 million related to the exchange of long-term incentive ownership units held by certain members of the Company’s management for shares of Holdings common stock in connection with our IPO. The balance of the equity-based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. In addition, fees for professional services, primarily accounting and legal, increased related to the Company operating as a public company.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Marketing, promotional and other advertising expenses	$17.0	$17.9	(4.8)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $17.0 million and $17.9 million, respectively, for the three months ended June 30, 2014 and 2013. The decrease of $0.9 million, or 4.8 percent, was primarily driven by a decrease in advertising production costs in the second quarter due to the acceleration of advertising production into the first quarter of 2014, which was partially offset by increased costs for online and broadcast media. In addition, we spent $5.7 million and $5.0 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended June 30, 2014 and 2013, respectively.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Impairment loss	$5.2	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the high likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the three months ended June 30, 2014.

Other Income (Expenses)

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Interest expense, net	$35.8	$36.4	(1.7)

Interest expense, net, totaled $35.8 million and $36.4 million, respectively, for the three months ended June 30, 2014 and 2013. The decrease of $0.6 million, or 1.7 percent, was primarily driven by a decrease in the interest rate on our new senior debt facility as compared to our historical debt, which was partially offset by $1.9 million of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on extinguishment of debt, net	$2.0	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt during the three months ended June 30, 2014, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income tax provision	$5.0	$0.7	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	321.1	—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our prospectus.

Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, and our REITs were converted into limited liability companies. As a result of these transactions, we became subject to additional entity-level taxes during the three months ended June 30, 2014 and we recorded a one-time net deferred tax expense of $321.1 million, primarily driven by the accumulated differences between book and tax depreciation, and the recognition of additional deferred tax assets which are primarily related to the expected realization of federal net operating loss carryforwards.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on discontinued operations, net of tax	$—	$16.1	(100.0)

During June 2013, we finalized the decision to dispose of 44 of our owned hotels, including all of our Baymont-branded hotels. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the three months ended June 30, 2013. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements of La Quinta Holdings Inc. as of and for the three months ended June 30, 2014 and 2013, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended June 30, 2014 and 2013. The comparison of the three month period ended June 30, 2014 to the three month period ended June 30, 2013 is impacted by the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Three months ended June 30,
(in thousands)	2014	2013
Revenues
Owned Hotels	$231,596	$207,572
Franchise and Management(1)	26,658	14,983

Segment revenues	258,254	222,555
Other revenues from franchised and managed properties	5,668	5,046
Corporate and other(2)	31,201	25,688
Intersegment elimination(3)	(34,834)	(20,212)

Total revenues	$260,289	$233,077

Adjusted EBITDA
Owned Hotels	$85,815	$87,787
Franchise and Management	26,658	14,983

Segment Adjusted EBITDA	112,473	102,770
Corporate and other	(6,962)	(10,325)

Adjusted EBITDA	$105,511	$92,445

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $18.4 million and $14.1 million for the three months ended June 30, 2014 and 2013, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.
(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $34.8 million and $20.2 million for each of the three months periods ended June 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 7.1 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decreased as a result of the establishment of new franchise and management agreements at the time of our IPO, which resulted in increased franchise, reservation, and management fee expense totaling $12.9 million. In addition, direct lodging expenses increased $7.5 million, and other lodging and operating expenses increased $3.1 million. These expense increases were partially offset by an increase in Owned Hotels segment revenues of approximately $24.0 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased primarily as a result of increases in RevPAR of 8.3 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. In addition, franchise and management segment revenues increased as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $9.0 million. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the increase in Franchise and Management segment revenues.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

For the six months ended June 30, 2014, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the six months ended June 30, 2013. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 4.8 percent increase in system-wide ADR in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. System-wide occupancy increased 150 basis points in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 7.3 percent in the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the periods:

	Six months ended June 30,		Increase/(Decrease)
(in thousands)	2014	2013	$ change	% change
Revenues
Room revenues	$414,523	$379,553	$34,970	9.2
Franchise and other fee-based revenues	42,991	37,620	5,371	14.3
Other hotel revenues	9,731	8,993	738	8.2

	467,245	426,166	41,079	9.6
Brand marketing fund revenues from franchised and managed properties	10,353	9,183	1,170	12.7

Total Revenues	477,598	435,349	42,249	9.7
Operating Expenses
Direct lodging expenses	184,354	172,641	11,713	6.8
Depreciation and amortization	84,862	81,210	3,652	4.5
General and administrative expenses	68,612	36,735	31,877	86.8
Other lodging and operating expenses	30,535	26,320	4,215	16.0
Marketing, promotional and other advertising expenses	33,531	32,666	865	2.6
Impairment loss	5,157	—	5,157	NM	(1)

	407,051	349,572	57,479	16.4
Brand marketing fund expenses from franchised and managed properties	10,353	9,183	1,170	12.7

Total Operating Expenses	417,404	358,755	58,649	16.3

Operating Income	60,194	76,594	(16,400)	(21.4)
Other Income (Expenses)
Interest expense, net	(72,765)	(72,518)	(247)	0.3
Loss on extinguishment of debt, net	(2,030)	—	(2,030)	NM	(1)
Other income (loss)	(301)	466	(767)	(164.6)

Total Other Income (Expenses)	(75,096)	(72,052)	(3,044)	4.2

Income (Loss) from Continuing Operations Before Income Taxes	(14,902)	4,542	(19,444)	NM	(1)
Income tax provision	(5,698)	(1,520)	(4,178)	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	(321,054)	—	(321,054)	NM	(1)

Income (Loss) from Continuing Operations, Net of Tax	(341,654)	3,022	(344,676)	NM	(1)
Loss on Discontinued Operations, Net of Tax	(503)	(16,244)	15,741	(96.9)

Net Loss	(342,157)	(13,222)	(328,935)	NM	(1)
Net Income Attributable to Noncontrolling Interests	(3,764)	(700)	(3,064)	NM	(1)

Net Income (Loss) Attributable to La Quinta Holdings’ shareholders	$(345,921)	$(13,922)	$(331,999)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Six months ended June 30, 2014	Variance 2014 vs. 2013
Owned Hotels
Occupancy	66.1%	79 bps
ADR	$79.56	5.6%
RevPAR	$52.57	6.9%
Franchised Hotels
Occupancy	66.7%	242 bps
ADR	$86.99	3.8%
RevPAR	$57.98	7.7%
System-wide
Occupancy	66.3%	150 bps
ADR	$82.83	4.8%
RevPAR	$54.94	7.3%

Revenues

Owned hotels

As of June 30, 2014, we had 353 owned hotels, including the 14 Previously Managed Hotels, comprising 45,000 rooms, located in the United States. Room revenues at our owned hotels for the six months ended June 30, 2014 and 2013 totaled $414.5 million and $379.6 million, respectively. The increase of $35.0 million, or 9.2 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 6.9 percent, which was due to increases in ADR and occupancy of 5.6 percent and 79 basis points, respectively. Additionally, room revenues for the three months ended June 30, 2014 includes room revenues of $8.3 million for the 14 Previously Managed Hotels from the acquisition date, April 14, 2014 to the period ended June 30, 2014.

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

Other hotel revenues at our owned hotels for the six months ended June 30, 2014 and 2013 totaled $9.7 million and $9.0 million, respectively. The increase of $0.7 million, or 8.2 percent, was primarily a result of an increase in demand for ancillary hotel services, which was driven by increased occupancy, as well as the expansion of the number of Bright Side Market sundry shops in our owned hotels.

Franchise and other fee-based revenues

As of June 30, 2014, we had 495 franchised and managed hotels, comprising approximately 40,000 rooms, located in the United States, Canada and Mexico. Franchise and other fee-based revenues for the six months ended June 30, 2014 and 2013 totaled $43.0 million and $37.6 million, respectively. The increase of $5.4 million, or 14.3 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 7.7 percent, which was due to increases in ADR and occupancy of 3.8 percent and 242 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From June 30, 2013 to June 30, 2014, we added 43 franchised hotels on a net basis, providing an additional 4,200 rooms to our system.

Operating expenses

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Direct lodging expenses	$184.4	$172.6	6.8
Other lodging and operating expenses	30.5	26.3	16.0

Direct lodging expenses for our owned hotels totaled $184.4 million and $172.6 million, respectively, for the six months ended June 30, 2014 and 2013. The increase of $11.7 million, or 6.8 percent, was driven primarily by: (1) an occupancy increase of 79 basis points; (2) increased travel agency commission costs due to the introduction during the second quarter of 2013 of Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking, resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in a new commission expense; (3) increased travel agency costs due to the introduction of a significant new online travel agency, Booking.com, to our system at the end of the second quarter of 2013; (4) increased repair and maintenance fees; (5) increased professional fees for services rendered for our owned hotels; (6) increased expenses related to the acquisition of the 14 Previously Managed Hotels, including ground lease rental and employee compensation; and (7) increased utilities costs, specifically electric, water and natural gas. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels.

Other lodging and operating expenses for our owned hotels totaled $30.5 million and $26.3 million, respectively, for the six months ended June 30, 2014 and 2013. The increase of $4.2 million, or 16.0 percent, was primarily the result of increases in cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for our owned hotels.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Depreciation and amortization	$84.9	$81.2	4.5

Depreciation and amortization expense for our owned hotels totaled $84.9 million and $81.2 million, respectively, for the six months ended June 30, 2014 and 2013. The increase of $3.7 million, or 4.5 percent, was the result of $104.9 million in capital expenditures between June 30, 2013 and June 30, 2014, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2014.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
General and administrative expenses	$68.6	$36.7	86.8

General and administrative expenses totaled $68.6 million and $36.7 million, respectively, for the six months ended June 30, 2014 and 2013. The increase of $31.9 million, or 86.8 percent, was primarily the result of equity-based compensation expense of $31.0 million for the six months ended June 30, 2014. Of this equity-based compensation amount, $26.2 million related to the exchange of long-term incentive ownership units held by certain members of the Company’s management for shares of Holdings common stock in connection with our IPO. The balance of the equity-based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. In addition, fees for professional services, primarily accounting and legal, increased related to the Company operating as a public company.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Marketing, promotional and other advertising expenses	$33.5	$32.7	2.6

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $33.5 million and $32.7 million, for the six months ended June 30, 2014 and 2013, respectively. The increase of $0.8 million, or 2.6 percent, was primarily driven by increased spending to enhance brand awareness via broadcast, online, and print media outlets, increased administrative costs to support our growing brand programs and increased reimbursements to franchised and managed hotels for free night certificate redemptions. In addition, we spent $10.4 million and $9.2 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the six months ended June 30, 2014 and 2013, respectively.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Impairment loss	$5.2	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the high likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the six months ended June 30, 2014.

Other Income (Expenses)

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Interest expense, net	$72.8	$72.5	0.3

Net interest expense totaled $72.8 million and $72.5 million, respectively, for the six months ended June 30, 2014 and 2013. The increase of $0.3 million, or 0.3 percent, was primarily driven by an increase of $1.9 million of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014, which was partially offset by a decrease in the interest rate on our new senior debt facility as compared to our historical debt.

	Three months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on extinguishment of debt, net	$2.0	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt during the six months ended June 30, 2014, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income tax provision	$5.7	$1.5	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	321.1	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our prospectus.

Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, and our REITs were converted into limited liability companies. As a result of these transactions, we became subject to additional entity-level taxes during the six months ended June 30, 2014 and we recorded a one-time net deferred tax expense of $321.1 million, primarily driven by the accumulated differences between book and tax depreciation, and the recognition of additional deferred tax assets which are primarily related to the expected realization of federal net operating loss carryforwards.

	Six months ended June 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on discontinued operations, net of tax	$0.5	$16.2	(96.9)

During June 2013, we finalized the decision to dispose of 44 of our owned hotels, including all of our Baymont-branded hotels. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the six months ended June 30, 2013. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014. The results of the operations of the 4 hotels that were sold in February 2014, was $0.5 million for the six months ended June 30, 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 10: “Segments” in the unaudited condensed consolidated financial statements of La Quinta Holdings Inc. as of and for the six months ended June 30, 2014 and 2013, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the six months ended June 30, 2014 and 2013. The comparison of the six month period ended June 30, 2014 to the six month period ended June 30, 2013 is impacted by the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Six months ended June 30,
(in thousands)	2014	2013
Revenues
Owned Hotels	$426,298	$389,935
Franchise and Management(1)	39,923	26,999

Segment revenues	466,221	416,934
Other revenues from franchised and managed properties	10,353	9,183
Corporate and other(2)	54,028	47,691
Intersegment elimination(3)	(53,004)	(38,459)

Total revenues	$477,598	$435,349

Adjusted EBITDA
Owned Hotels	$161,275	$157,174
Franchise and Management	39,923	26,999

Segment Adjusted EBITDA	201,198	184,173
Corporate and other	(20,236)	(21,705)

Adjusted EBITDA	$180,962	$162,468

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $30.9 million and $27.0 million for the six months ended June 30, 2014 and 2013, respectively, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.
(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $53.0 million and $38.5 million for each of the six month periods ended June 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 6.9 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $36.4 million, partially offset by increased franchise, reservation, and management fee expense totaling $12.9 million related to the establishment of new franchise and management agreements at the time of our IPO. In addition, direct lodging expenses increased $11.7 million, and other lodging and operating expenses increased $4.2 million at our owned hotels. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased primarily as a result of increases in RevPAR of 7.7 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. In addition, franchise and management segment revenues increased as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $9.0 million. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of June 30, 2014, we had total cash and cash equivalents of $103.0 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and we recorded in our second quarter an adjustment for the estimated net deferred tax liability of $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”) currently expected to be utilized in 2014 and 2015, will exceed the income tax provision in our financial statements, which excess may be material. In addition, if we undergo an ownership change (including as a result of future sales of our stock by Blackstone) in the future, our ability to utilize our NOLs will be subject to annual limitations on utilization by Section 382 of the Internal Revenue Code. See note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the six months ended June 30,		Percent Change
(in millions)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$125.5	$110.3	13.8
Net cash used in investing activities	(15.8)	(60.4)	(73.8)
Net cash used in financing activities	(40.1)	(53.3)	(24.7)

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 1.17 and 1.53 as of June 30, 2014 and December 31, 2013, respectively.

Operating activities

Net cash provided by operating activities was $125.5 million for the six months ended June 30, 2014, compared to $110.3 million for the six months ended June 30, 2013. The $15.2 million increase was primarily driven by increased operating income prior to the reduction for the equity-based compensation of $30.1 million. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2014 was $15.8 million, compared to $60.4 million during the six months ended June 30, 2013. The $44.6 million decrease in cash used in investing activities was primarily attributable to a decrease in restricted cash of approximately $103.0 million due to the refinancing of our debt, the proceeds from the sale of 4 hotels of $7.0 million and a decrease of $10.6 million in capital expenditures, partially offset by $77.7 million in cash acquisition costs for the 14 Previously Managed Hotels.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2014 was $40.1 million, compared to $53.3million during the six months ended June 30, 2013. The $13.2 million decrease in cash used in financing activities was primarily attributable to proceeds from our new senior debt facility of $2.1 billion, the net proceeds from issuance of common stock of $698.0 million, and capital contributions of $21.5 million. These items were partially offset by repayment of long-term debt of $2.8 billion, payment of deferred costs of $27.2 million, payment of original issue discount of $10.5 million, repurchase of our stock of $0.9 million, and distributions to noncontrolling interest holders of $4.2 million.

Capital expenditures

During the six months ended June 30, 2014 and 2013, we incurred capital expenditures of approximately $48.8 million and $59.4 million, respectively. The decrease in capital expenditures is primarily related to reduced spending of repositioning capital related to our Owned Hotels.

As of June 30, 2014, we had outstanding commitments under capital expenditure contracts of approximately $25.4 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Debt

Refinancing and New Senior Secured Credit Facilities

Concurrently with the consummation of the IPO, we refinanced all of our existing debt and accrued interest and related fees. As part of the refinancing, we entered into a credit agreement which provides for senior secured credit facilities consisting of:

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

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. On June 27, 2014, we made a voluntary prepayment of $80.0 million on the term loan facility.

The new senior secured credit facilities are unconditionally and irrevocably guaranteed by Holdings, and any subsidiary of Holdings that directly or indirectly owns any issued and outstanding equity interests of Holdings’ wholly-owned subsidiary, La Quinta Intermediate Holdings L.L.C., which is the borrower under the senior secured credit facilities (the “Borrower”), and, subject to certain exceptions, each of the Borrower’s existing and future material domestic wholly owned subsidiaries (collectively, the “Guarantors”). In addition, the senior secured credit facilities are collateralized by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, the Borrower and each of the Borrower’s and Guarantors’ material direct or indirect wholly owned restricted domestic subsidiaries and 65% of the voting stock (and 100% of the non-voting stock) of, or other equity interests in, each of the Borrower’s or any subsidiary Guarantor’s material direct wholly owned first-tier restricted foreign subsidiaries and (ii) certain tangible and intangible assets of the Borrower (other than real property except for certain real property described in the credit agreement) and those of the Guarantors (subject to certain exceptions and qualifications).

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

The senior secured credit facilities contain a number of significant affirmative and negative covenants. Such covenants, among other things, restrict, subject to certain exceptions, the ability of (i) the Company to engage in any material operating or business activities other than the ownership of the equity interests of the Borrower and (ii) the Borrower and its restricted subsidiaries to:

•	incur additional indebtedness and make guarantees;

•	create liens on assets;

•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;

•	sell certain assets;

•	make fundamental changes;

•	pay dividends and distributions or repurchase capital stock;

•	make investments, loans and advances;

•	engage in certain transactions with affiliates;

•	make changes in the nature of their business; and

•	make prepayments of junior debt.

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

With the completion of the refinancing and our entry into the interest rate swap agreement described above, our net interest expense has decreased and we anticipate that it will continue to decrease.

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

In May 2014, FASB issued ASU No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

In June 2014, FASB issued ASU No. 2014-12. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The 30-day LIBOR rate decreased from 0.17 percent per annum at December 31, 2013 to 0.15 percent at June 30, 2014. Changes in interest rates also affect the fair value of our debt.

As of June 30, 2013, we held six interest rate caps with an aggregate notional amount of $2.6 billion which cap LIBOR used to calculate the floating portion of the interest rate at 4.0 percent on our existing debt before the refinancing. The caps were executed in June 2013 to replace the previous portfolio of interest rate caps that expired in July 2013 and expired on July 9, 2014. We elected not to designate any of the interest rate caps as effective hedging instruments. The fair values of our interest rate caps were immaterial to our condensed consolidated balance sheet as of June 30, 2014. No gains or losses related to the undesignated interest rate caps in our current portfolio were recorded for the six months ended June 30, 2014 and 2013 as changes in the fair values of our interest rate caps were immaterial.

The following table sets forth the scheduled maturities and the total fair value as of June 30, 2014 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying value	Fair value
	2014	2015	2016	2017	2018	Thereafter
Term Facility	$10.5	$21.0	$21.0	$21.0	$21.0	$1,914.5	$2,009	$2,011
Weighted average interest rate(1)							4.434%

(1)	Weighted average interest rate as of June 30, 2014, which includes the interest rate swap.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed consolidated financial statements of the La Quinta Holdings Inc. as of and for the three and six months ended June 30, 2014 and 2013 included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, the management of Holdings has evaluated, with the participation of Holdings’ principal executive officer and principal financial officer, the disclosure controls and procedures of Holdings, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the principal executive officer and principal financial officer of Holdings have concluded that, as of June 30, 2014, the disclosure controls and procedures of Holdings were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting of Holdings that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of Holdings.

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

We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations, or our cash flows taken as a whole.

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

On April 14, 2014, we completed an initial public offering of our common stock in which we issued and sold 43,987,500 shares of common stock, including 5,737,500 shares of common stock pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1, which was declared effective by the SEC on April 8, 2014. The common stock is listed on the New York Stock Exchange under the symbol “LQ.” The Company’s shares of common stock were sold at an initial offering price of $17.00 per share, which generated net proceeds of approximately $710.4 million to the Company, after deducting underwriting discounts and commissions of $37.4 million. We incurred offering expenses of approximately $17.0 million (including $4.8 million of which expenses were previously reflected in the La Quinta Predecessor Entities financial statements for the year ended December 31, 2013 included in the prospectus). We used the net proceeds from this offering, together with the net proceeds from the senior secured term loan facility and available cash, to repay approximately $1.9 billion of borrowings outstanding under Holdco I’s mortgage loan agreement, approximately $570.1 million of borrowings outstanding under Holdco I’s unsecured mezzanine loans and approximately $208.9 million of borrowings outstanding under Holdco III’s mortgage loan agreement. The remaining net proceeds from this offering were used for general corporate purposes.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of La Quinta Holdings Inc., effective as of April 14, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

3.2	Amended and Restated By-Laws of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.1	Stockholders’ Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.2	Registration Rights Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.3	Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.5	Agreement of Purchase and Sale, dated as of April 8, 2014, between BRE/Prime Mezz 2 L.L.C., as seller, and Lodge Holdco III L.L.C., as buyer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014)

10.6	Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.7	Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.8	Form of La Quinta Holdings Inc. Share Distribution Acknowledgement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

10.9	Form of Restricted Stock Grant Notice under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860) filed on April 8, 2014)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

LA QUINTA HOLDINGS INC. (Registrant)

Date: August 12, 2014	By:	/s/ Keith A. Cline
Keith A. Cline
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2014	By:	/s/ James H. Forson
James H. Forson
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)