Form 10-Q
period 2014-09-30
La Quinta Holdings Inc.
filed 2014-10-23
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had outstanding 130,722,563 shares of Common Stock, par value $0.01 per share as of October 17, 2014.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$108,488	$33,412
Restricted cash	—	97,126
Accounts receivable, net of allowance for doubtful accounts of $5,217 and $4,369	38,286	32,678
Receivables from affiliates	—	11,181
Assets held for sale	—	7,332
Deferred tax assets	5,665	—
Other current assets	10,925	17,087

Total Current Assets	163,364	198,816

Property and equipment, net of accumulated depreciation	2,857,128	2,761,457
Intangible assets, net of accumulated amortization	179,768	179,486
Deferred costs, net of accumulated amortization	29,318	10,153
Restricted cash	—	6,900
Deferred tax assets	—	3,008
Other non-current assets	11,527	10,014

Total Non-Current Assets	3,077,741	2,971,018

Total Assets	$3,241,105	$3,169,834

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$19,450	$2,720,286
Accounts payable	23,038	30,490
Payable to affiliates	1,022	—
Accrued expenses and other liabilities	70,700	53,571
Accrued payroll and employee benefits	31,925	26,302
Accrued real estate taxes	23,582	19,577

Total Current Liabilities	169,717	2,850,226

Long-term debt	1,910,756	—
Other long-term liabilities	19,425	13,947
Deferred tax liabilities	342,689	408

Total Liabilities	2,442,587	2,864,581

Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of September 30, 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized as of September 30, 2014, 130,778,665 shares issued and 130,722,563 shares outstanding as of September 30, 2014	1,307	—
Additional paid-in-capital	1,111,410	—
Accumulated deficit	(316,890)	—
Treasury stock at cost, 56,102 shares as of September 30, 2014	(943)	—
Accumulated other comprehensive income	582	—
Members’ equity	—	319,096
Noncontrolling interests	3,052	(13,843)

Total Equity	798,518	305,253

Total Liabilities and Equity	$3,241,105	$3,169,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per share data)
REVENUES:
Room revenues	$234,658	$205,741	$649,181	$585,294
Franchise and other fee-based revenues	25,224	22,226	68,215	59,846
Other hotel revenues	5,078	4,657	14,809	13,650

	264,960	232,624	732,205	658,790
Brand marketing fund revenues from franchise and managed properties	6,158	5,411	16,511	14,594

Total Revenues	271,118	238,035	748,716	673,384
OPERATING EXPENSES:
Direct lodging expenses	101,076	91,567	285,430	264,208
Depreciation and amortization	45,086	41,484	129,948	122,694
General and administrative expenses	32,251	12,989	100,863	49,724
Other lodging and operating expenses	15,589	13,346	46,124	39,666
Marketing, promotional and other advertising expenses	16,639	21,560	50,170	54,226
Impairment loss	—	—	5,157	—

	210,641	180,946	617,692	530,518
Brand marketing fund expenses from franchise and managed properties	6,158	5,411	16,511	14,594

Total Operating Expenses	216,799	186,357	634,203	545,112

Operating Income	54,319	51,678	114,513	128,272
OTHER INCOME (EXPENSES):
Interest expense, net	(24,495)	(38,228)	(97,260)	(110,746)
Loss on extinguishment of debt, net	—	—	(2,030)	—
Other income (loss)	(795)	591	(1,096)	1,057

Total Other Income (Expenses)	(25,290)	(37,637)	(100,386)	(109,689)

Income from Continuing Operations Before Income Taxes	29,029	14,041	14,127	18,583
Income tax provision	(16,162)	(1,006)	(21,860)	(2,526)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	(321,054)	—

Net Income (Loss) from Continuing Operations, net of tax	12,867	13,035	(328,787)	16,057
Income (Loss) on Discontinued Operations, net of tax	—	9,941	(503)	(6,303)

NET INCOME (LOSS)	12,867	22,976	(329,290)	9,754
Income from noncontrolling interests in continuing operations	(50)	(406)	(3,814)	(1,106)
Income from noncontrolling interests in discontinued operations	—	—	—	—

Net income attributable to noncontrolling interests	(50)	(406)	(3,814)	(1,106)

Amounts attributable to La Quinta Holdings’ stockholders
Income (loss) from continuing operations	12,817	12,629	(332,601)	14,951
Income (loss) from discontinued operations	—	9,941	(503)	(6,303)

Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$12,817	$22,570	$(333,104)	$8,648

Earnings per share:
Basic and diluted	$0.10	$0.19	$(2.65)	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
NET INCOME (LOSS)	$12,867	$22,976	$(329,290)	$9,754
Cash flow hedge adjustment, net of tax	3,118	—	582	—

COMPREHENSIVE NET INCOME (LOSS)	15,985	22,976	(328,708)	9,754
Comprehensive net (income) loss attributable to noncontrolling interests	(50)	(406)	(3,814)	(1,106)

Comprehensive net income (loss) attributable to La Quinta Holdings’ stockholders	$15,935	$22,570	$(332,522)	$8,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Members’ Equity	Equity Attributable to La Quinta Holdings Inc. Stockholders						Noncontrolling Interests	Total Equity
		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive
		Shares	Amount				Loss
	(in thousands, except share data)
Balance as of January 1, 2013	$315,255	—	$—	$—	$—	$—	$—	$(11,870)	$303,385
Net income	8,648	—	—	—	—	—	—	1,106	9,754
Distributions	(135)	—	—	—	—	—	—	(459)	(594)

Balance as of September 30, 2013	$323,768	—	$—	$—	$—	$—	$—	$(11,223)	$312,545

Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253
Net income (loss)	(16,214)	—	—	—	—	(316,890)	—	3,814	(329,290)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,398)	(4,504)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,434,867	44	—	39,534	—	—	—	39,578
Repurchase of common stock	—	(56,102)	(1)	(943)	—	—	—	—	(944)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	582	—	582
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—

Balance as of September 30, 2014	$—	130,722,563	$1,307	$(943)	$1,111,410	$(316,890)	$582	$3,052	$798,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(329,290)	$9,754
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129,568	127,289
Amortization of other non-current assets	736	630
Amortization of intangible assets	807	901
Loss on extinguishment of debt, net	2,030	—
Interest expense added to long-term debt	18,601	39,525
Amortization of long-term debt reduction	(1,532)	(3,446)
Gain related to casualty disasters	(1,125)	(1,254)
Write off of deferred incentive costs	—	27
Amortization of leasehold interests	(427)	(449)
Amortization of deferred costs	6,807	7,028
Loss on sale or retirement of assets	—	47
Gain on sale from discontinued operations	—	(7,694)
Impairment loss	5,308	19,913
Equity based compensation	39,578	—
Deferred income taxes	18,257	24
Recognition of net deferred tax liabilities upon C-corporation conversion	321,054	—
Loss on interest rate caps	—	135
Provision for doubtful accounts	1,556	1,385
Changes in assets and liabilities:
Accounts receivable	(5,675)	(7,693)
Other current assets	3,066	809
Receivables from / payable to affiliates	1,298	(2,343)
Other non-current assets	(285)	(356)
Accounts payable	(8,391)	(5,052)
Accrued payroll and employee benefits	5,623	10,078
Accrued real estate taxes	4,005	1,571
Accrued expenses and other liabilities	15,241	1,027
Other long-term liabilities	868	1,163

Net cash provided by operating activities	227,678	193,019
Cash flows from investing activities:
Acquisitions, net of cash acquired	(77,667)	—
Capital expenditures	(65,832)	(82,979)
Decrease (increase) in restricted cash	103,026	(23,189)
Decrease in other non-current assets	382	—
Insurance proceeds on casualty disasters	997	2,808
Purchase of intangible assets, net	—	(103)
Payment of franchise incentives	(400)	(700)
Proceeds from sale of assets	7,053	65,296

Net cash used in investing activities	(32,441)	(38,867)

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows - (continued) (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	2,100,000	—
Repayment of long-term debt	(2,896,452)	(136,301)
Payment of deferred costs	(27,255)	(8,981)
Payment of original issue discount	(10,500)	—
Proceeds from issuance of common stock, net	697,978	—
Purchase of treasury stock	(944)	—
Investment in interest rate caps	—	(135)
Distributions to members	(106)	(135)
Distributions to noncontrolling interests	(4,398)	(459)
Capital contributions	21,516	—

Net cash used in financing activities	(120,161)	(146,011)

Increase in cash and cash equivalents	75,076	8,141
Cash and cash equivalents at the beginning of the period	33,412	40,813

Cash and cash equivalents at the end of the period	$108,488	$48,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$78,838	$68,355

Income taxes paid during the period, net of refunds	$3,733	$2,754

SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$2,166	$920

Deferred costs included in proceeds from issuance of common stock	$4,757	$—

Cash flow hedge adjustment, net of tax	$582	$—

Receivable for capital assets damaged by casualty disasters	$1,574	$2,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and nine months ended September 30, 2014

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of common stock at an initial public offering price of $17.00 per share. Holdings was incorporated in the state of Delaware on December 9, 2013 and, prior to the IPO Effective Date, had no operations. In connection with the IPO, we completed certain transactions including, among others, refinancing our existing debt, acquiring 14 previously managed hotels (the “Previously Managed Hotels”), and contributing the La Quinta Predecessor Entities (as defined below) into Holdings, which resulted in the La Quinta Predecessor Entities becoming owned by a “C” corporation for federal income tax purposes.

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

As it pertains to the periods prior to completion of our IPO, the accompanying condensed consolidated financial statements include the accounts of each of the La Quinta Predecessor Entities, and all related wholly and majority owned subsidiaries and consolidated Variable Interest Entities (“VIE”). For these periods, the La Quinta Predecessor Entities have been presented on a combined historical basis due to their prior common ownership and control. In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the La Quinta Predecessor Entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement. As a result, as it pertains to the period subsequent to completion of our IPO, the accompanying condensed consolidated financial statements also include the accounts of Holdings, the Previously Managed Hotels, and all other wholly and majority owned subsidiaries created in connection with the IPO. The combined or consolidated entity presented may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”, as the context requires, when we refer to our historical operations and financial performance.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta and, through August 8, 2013, the Baymont brands. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“US”), Canada, and Mexico. As of September 30, 2014 and 2013, total owned, franchised, and managed hotels, and the approximate number of associated rooms were as follows:

	September 30, 2014		September 30, 2013
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	352	44,800	355	45,200
Joint Venture	1	200	1	200
Previously Managed Hotels (2)	—	—	14	1,700
Franchised	501	40,500	466	37,300

Totals	854	85,500	836	84,400

(1)	See discussion of discontinued operations in Note 3.
(2)	These hotels were, as of September 30, 2013, owned by affiliates of the Funds. On April 14, 2014, these hotels were acquired by Holdco III. (See Notes 4 and 9)

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with the La Quinta Predecessor Entities combined financial statements and notes thereto for the years ended December 31, 2013, 2012, and 2011, which are included in our prospectus, dated April 8, 2014, filed by Holdings with the Securities and Exchange Commission on April 9, 2014. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Effective April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C., acquired 100% of the ownership interests of LQ Management L.L.C. (“ LQM”) for $0.8 million in cash. Prior to April 14, 2014, LQM was a VIE, in which the La Quinta Predecessor Entities had a significant variable financial interest, and were the primary beneficiary. LQM received no member or other capital contribution, or equity investment upon formation or thereafter. LQM’s sole purpose is to manage all of our day-to-day operations, as well as to provide, prior to the IPO, day to day management of the Previously Managed Hotels. In return for providing these management services, we and, prior to the IPO, the Previously Managed Hotels pay LQM a management fee and reimburse LQM for costs incurred on our behalf, and, prior to the IPO, on behalf of the Previously Managed Hotels, in accordance with management and service agreements in place prior to the IPO. The La Quinta Predecessor Entities were the primary beneficiary of LQM as the management and service agreements in place provided for the La Quinta Predecessor Entities to reimburse LQM for its expenses in a manner that allowed LQM to realize a reasonable profit. We have not provided financial or other support to LQM during the periods presented that we were not contractually required to provide, and LQM’s agreements with its vendors are structured as non-recourse to our general credit. On April 14, 2014, LQM became a wholly owned subsidiary of Holdings and, as a result, is no longer a VIE.

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

•	For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 4.5%. Pursuant to franchise agreements entered into with new US franchisees on or after April 1, 2013, we collect a royalty fee from franchisees equal to 4.5% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 5.0%. In each of these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results. Pursuant to franchise agreements entered into with franchisees outside of the US on or after April 1, 2013, we generally collect a royalty fee from franchisees equal to 4.5% of their room revenues throughout the term.

•	We receive reservation and technology fees, as well as fees related to Returns, in connection with franchising our La Quinta brand. Such fees are recognized based on a percentage of the franchisee’s eligible hotel room revenues or room count. We also perform certain other services for franchisees such as training and revenue management. Revenue for these services is recognized at the time the services are performed.

Included in franchise and other fee-based revenues are management fees of approximately $0.5 million for the three months ended September 30, 2013, and approximately $0.7 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 9)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

Brand marketing fund revenues from franchise and managed properties represent fees collected from franchised and managed hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as brand marketing fund expenses from franchised and managed hotels in our condensed consolidated statements of operations, resulting in no net impact to operating income or net loss.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability (“fair value hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in the condensed consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the condensed consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument at the designation date, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in our condensed consolidated balance sheets, and determining the foreign currency exposure of net investment of the foreign operation for a net investment hedge.

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

Equity Based Compensation— We recognize the cost of services received in an equity based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Income Taxes — The accompanying condensed consolidated financial statements include taxable entities, limited liability companies, and, through April 14, 2014, REIT entities. Limited liability companies and REITs generally are not subject to federal income taxes at the entity level. For our taxable subsidiaries, we account for income taxes using the asset and liability approach for financial accounting and reporting purposes. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before non-controlling interests and income taxes related to our taxable subsidiaries. Deferred tax assets and liabilities reflect the temporary differences between assets and liabilities recognized for financial reporting and the analogous amounts recognized for tax purposes using the statutory tax rates expected to be in effect for the year in which the differences are expected to reverse, within the taxable subsidiaries.

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

In June 2014, FASB issued ASU No. 2014-12. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In August 2014, FASB issued ASU No. 2014-15. The new guidance establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

During the third and fourth quarters of 2013, 40 of these hotels, including all of the Baymont-branded hotels, were sold. The four remaining hotels were reflected in the accompanying condensed consolidated balance sheet as assets held for sale.

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

The following table summarizes the operating results of the discontinued operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Hotel revenues	$—	$9,647	$361	$38,128
Direct lodging expenses	—	6,190	651	23,329
Other lodging and operating expenses	—	1,210	62	3,836

Operating income (loss)	—	2,247	(352)	10,963
Depreciation and amortization	—	—	—	(5,047)
Impairment loss	—	—	(151)	(19,913)
Gain on sale from discontinued operations	—	7,694	—	7,694

Income (loss) on discontinued operations, net of tax	$—	$9,941	$(503)	$(6,303)

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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2013. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total revenues	$271,118	$246,488	$760,636	$700,417
Net income (loss) attributable to La Quinta Holdings’ stockholders	12,836	24,156	(329,525)	13,975
Basic and diluted earnings per share	0.10	0.20	(2.62)	0.11

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Land	$836,525	$808,960
Buildings and improvements	2,781,783	2,635,651
Furniture, fixtures, equipment and other	413,110	369,235

Total property and equipment	4,031,418	3,813,846
Less accumulated depreciation	(1,177,356)	(1,053,910)

Property and equipment, net	2,854,062	2,759,936
Construction in progress	3,066	1,521

Total property and equipment, net of accumulated depreciation	$2,857,128	$2,761,457

Depreciation and amortization expense related to property and equipment was $43.1 million and $39.6 million for the three months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense related to property and equipment was $124.1 million and $121.7 million for the nine months ended September 30, 2014 and 2013, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Current:
Holdco I & III Mortgage & Mezzanine Loans (1) (2)	$—	$2,720,286
Term Facility (3)	19,450	—

Current portion of long-term debt	$19,450	$2,720,286

Non-current:
Term Facility(3)	1,910,756	—

Total debt	$1,930,206	$2,720,286

(1)	As of September 30, 2014 and December 31, 2013, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.15% and 0.17%, respectively. The Mortgage and Mezzanine Loans bore interest as follows:

•	Through April 14, 2014, portions of the Holdco I Mortgage Loan, with principal totaling $1.03 billion, carried interest at LIBOR plus a spread of 0.55%. The remaining mortgage loan balances, with principal totaling approximately $0.9 billion, were subject to a LIBOR floor of 1.0% plus spreads ranging from 3.891% to 6.803%. The total weighted average spread was 2.892% as of December 31, 2013.

•	The interest rate for the Holdco III Mortgage Loan as of July 6, 2012 and through April 14, 2014 was LIBOR with a floor of 1.0% plus a spread of 4.5%. Included in the Holdco III Mortgage Loan as of December 31, 2013 is an unamortized long-term debt reduction of $2.3 million, which through April 14, 2014, was amortized using an initial imputed interest rate of 3.45%.

•	The interest rate for the Mezzanine Loans as of December 31, 2013 was LIBOR plus spreads ranging from 9.0% to 13.9%.

(2)	As of September 30, 2013, the maturity date and principal payments on the Holdco I & III Mortgage & Mezzanine Loans were as follows:

•	The modified terms of the Holdco I Mortgage Loan required us to make certain principal payments upon closing and quarterly beginning on the first scheduled loan payment date following September 30, 2012. Concurrently with the consummation of the IPO, the Holdco I Mortgage Loan and Mezzanine Loans were refinanced.

•	Principal payments on the Holdco III Mortgage Loan were required quarterly equal to the amount of excess cash flows, as defined, held in escrowed accounts over a specified floor. Concurrently with the consummation of the IPO, the Holdco III Mortgage Loan was refinanced.

(3)	As of September 30, 2014, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•	The terms of the Term Facility require us to make certain scheduled principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. In June and September 2014, we made voluntary principal pre-payments of $80.0 million and $75.0 million, respectively. Also in September 2014, we made a quarterly scheduled principal payment of $4.9 million.

•	The interest rate for the Term Facility through September 30, 2014 was LIBOR with a floor of 1.0% plus a spread of 3.0%. Included in the Term Facility as of September 30, 2014 is an unamortized original issue discount of $9.9 million, which is being amortized using an initial imputed interest rate of 4.0%. As of September 30, 2014 we had $19.0 million in accrued interest included within accrued expenses and other liabilities on the accompanying condensed consolidated balance sheet.

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

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “ Holdco I Loans”) and the Holdco III Mortgage Loan, and to acquire the Previously Managed Hotels. Upon completion of the refinancing, we recognized a $2.0 million loss on extinguishment of debt in our condensed consolidated statement of operations. We also incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of September 30, 2014, the net balance of these debt issuance costs included in our condensed consolidated balance sheet was $27.1 million.

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

The Borrower incurred a ticking fee of approximately $1.8 million for the period between the date the allocations were notified to the lenders, February 21, 2014, and the closing date of the Senior Facilities of April 14, 2014.

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

Amortization—Beginning September 2014, the Borrower is required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount less any voluntary prepayments on the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

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

In addition, if, on the last day of any period of four consecutive quarters on or after the first full fiscal quarter following the closing of the Senior Facilities, the aggregate principal amount of the Revolving Facility, swing line loans and/or letters of credit (excluding up to $20 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the Revolving Facility, the Agreement will require the Borrower to maintain a consolidated first lien net leverage ratio not to exceed 8.0 to 1.0. During any period in which Holdings’ corporate issuer rating is equal to or higher than Baa3 (or the equivalent) according to Moody’s Investors Service, Inc. or BBB- (or the equivalent) according to Standard & Poor’s Ratings Services and no default has occurred and is continuing, the restrictions in the Senior Facility regarding incurring additional indebtedness, dividends and distributions or repurchases of capital stock and transactions with affiliates will not apply to the Borrower and its restricted subsidiaries.

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of September 30, 2014, we were in compliance with all covenants under the Senior Facilities.

Letters of Credit

In April 2014, we obtained letters of credit through our Revolving Facility aggregating to approximately $5.7 million. We are required to pay a fee of 2.63% per annum related to this letter of credit.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
Description	2014	2013	2014	2013
	(in thousands)
Term Facility	$23,222	$—	$43,583	$—
Mortgage Loan	—	17,408	23,754	51,984
Holdco III Mortgage Loan	—	3,075	3,206	9,238
Mezzanine Loans:
Current	—	2,272	3,107	6,774
Deferred	—	13,330	18,601	39,525
Amortization of long-term debt reduction	—	(1,148)	(1,532)	(3,446)
Amortization of deferred financing costs	1,274	3,345	6,571	6,811
Other interest	4	4	10	18
Interest income	(5)	(58)	(40)	(158)

Total interest expense, net	$24,495	$38,228	$97,260	$110,746

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and nine months ended September 30, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes a 1% LIBOR floor. Management has elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Interest Rate Caps

Pursuant to the terms of the Holdco I Loans and the Holdco III Mortgage Loan, we were required to maintain interest rate caps. The effect of these interest rate cap agreements was to limit our maximum interest rate exposure with respect to increases in LIBOR. We purchased and maintained these interest rate caps during the periods ended June 30, 2014 and 2013, and the related gain or loss on these investments is reflected within other income (loss) in the accompanying condensed consolidated statements of operations. We did not elect to designate any of these interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2014		December 31, 2013
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
(in thousands)

Cash Flow Hedges:
Interest rate swap	Other non-current assets	$895	N/A	N/A

Non-designated Hedges:
Interest rate caps (1)	Other non-current assets	N/A	Other non-current assets	$—

(1)	The fair values of our interest rate caps were immaterial as December 31, 2013. The interest rate caps expired in July 2014.

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	For the three months ended September 30,		For the nine months ended September 30,
		2014	2013	2014	2013
		(in thousands)
Cash Flow Hedges:
Interest rate swap(1)	Other comprehensive income	$3,118	$—	$582	$—
Non-designated Hedges:
Interest rate caps	Other income (loss)	—	(135)	—	(135)

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2014.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$108,488	$108,488	$33,412	$33,412
Restricted Cash (1)	—	—	104,026	104,026
Interest rate swaps (2)	895	895	—	—
Long-term debt (3)	1,930,206	1,899,630	2,720,286	2,715,695

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of September 30, 2014 and December 31, 2013, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.3% and 5.3%, as of September 30, 2014 and December 31, 2013, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In June 2014, we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the nine months ended September 30, 2014. For the three months ended September 30, 2014, and the three and nine months ended September 30, 2013, no impairment was recorded.

For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the period ended September 30, 2014:

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
1 La Quinta Inn	$—	$—	$249	$249	$5,157

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

Management and Service Agreements

Hotel Management Agreements — Pursuant to hotel management agreements with affiliates of the Funds in existence prior to the IPO (“LQM Management Agreements”), LQM provided management services to the Previously Managed Hotels until the IPO, including supervision, direction, operation, management and promotion. The LQM Management Agreements would have expired in July 2027, but could have been terminated by either party at any time and for any reason and were terminated in connection with the IPO. Under the terms of the LQM Management Agreements, LQM was entitled to recover a management fee of 1.67% of gross operating revenue from the Previously Managed Hotels, as well as reimbursement for certain shared group costs.

Management fees earned by LQM from the Previously Managed Hotels, for the period from January 1, 2014 to April 14, 2014 were $0.2 million. For the three and nine month periods ended September 30, 2013, management fees earned from the Previously Managed Hotels were approximately $0.2 million and $0.5 million, respectively. These management fees are included within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

In addition, in accordance with the LQM Management Agreements, LQM also provided certain group services for hotels it managed, including group and administrative services, information systems support, training, and other field services, and was reimbursed for the cost of providing these services. For the period from January 1, 2014 to April 14, 2014, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.2 million. During the three and nine month periods ended September 30, 2013, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.2 million and $0.5 million, respectively. These fees are included within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

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

Customer Loyalty Program — We administer a customer loyalty program, La Quinta Returns (“Returns”), and charge participating hotels a fee to administer the program equal to 5% of the Returns members’ eligible room rate per night. Returns fees collected from franchised and managed hotels are reflected within franchise and other fees-based revenues in the accompanying condensed consolidated statements of operations. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.3 million for the period from January 1, 2014 to April 14, 2014. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2013.

Trademark Licenses — In accordance with our management agreements with the Previously Managed Hotels existing until their acquisition on April 14, 2014, we charged a royalty fee of 0.33% of the Previously Managed Hotels’ gross room revenues. For the period January 1, 2014 to April 14, 2014, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million. During each of the three and nine month periods ended September 30, 2013, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million. These royalty fees are reflected within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

Receivables from / Payable to Affiliates — As of September 30, 2014, the payable balance to the parent company of the Previously Managed Hotels was approximately $1.0 million. This payable balance reflects amounts we owe to the seller of the Previously Managed Hotels related to post-closing working capital true-up calculations. As of December 31, 2013, the receivable balance from the parent company of the Previously Managed Hotels was approximately $10.9 million. This receivable occurred in the normal course of business and was settled in connection with the purchase of the Previously Managed Hotels by the La Quinta Predecessor Entities. (See Note 4)

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.8 million during each of the three months ended September 30, 2014 and 2013. The fees paid for these products and services were approximately $2.3 million and $2.4 million during the nine months ended September 30, 2014 and 2013, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2014, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

Purchase Commitments — As of September 30, 2014, we had approximately $22.0 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of September 30, 2014, we had $1.6 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 11: INCOME TAXES

Prior to our IPO on April 14, 2014, we operated primarily as limited liability companies treated as partnerships for U.S. federal income tax purposes, REIT entities, and taxable entities. As a result, we were not subject to U.S. federal and most state income taxes for our limited liability companies and our REIT entities. Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, during the second quarter, we recorded a one-time net deferred tax expense of $321.1 million, which established the associated net deferred tax liability on our balance sheet, and reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the estimated blended statutory U.S. federal and state income tax rate of 38.1%. More specifically, this initial deferred tax expense is primarily driven by (1) the recognition of additional deferred tax liabilities totaling approximately $462.3 million which are primarily related to differences between the book and tax basis for our fixed and intangible assets and related depreciation and (2) the recognition of additional deferred tax assets totaling approximately $141.2 million which are primarily related to the expected realization of federal net operating loss carryforwards.

The Company recorded a provision for federal, state and foreign income taxes of approximately $16.1 million for the three months ended September 30, 2014, excluding the effect of the one-time recognition of the net deferred tax liabilities upon C-corporation conversion, and approximately $1.0 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014 the Company recorded a provision for federal, state and foreign income taxes of approximately $21.9 million, excluding the effect of the recognition of the one-time net deferred tax liabilities upon C-corporation conversion, and approximately $2.5 million for the nine months ended September 30, 2013. The provisions for the three and nine month periods ended September 30, 2014 reflect the impacts of a loss in the pre-IPO period for which no tax benefit has been recorded as well as certain equity compensation charges that are not deductible for income tax purposes, as applicable.

NOTE 12. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively. We paid employer contributions of approximately $1.5 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively.

NOTE 13. EQUITY BASED COMPENSATION

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

Total compensation expense under the Promote Plan was $5.4 million and $31.7 million during the three and nine months ended September 30, 2014, respectively. Unrecognized compensation expense as of September 30, 2014 was $20.1 million. As of September 30, 2014, 9,658 shares have been forfeited from the Promote Plan.

2014 Omnibus Incentive Plan

In connection with, and prior to completion of, the IPO, our Board of Directors adopted, and our stockholders approved, the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other equity based or performance-based awards denominated in cash or in stock to directors, officers, employees, consultants and advisors of Holdings and its affiliates.

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

2014 Omnibus Incentive Plan Grant II (“Grant II”) —On June 11, 2014, Holdings issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.6 years as of September 30, 2014. The fair value of Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2014 Omnibus Incentive Plan Director Unit Grant (“2014 Director Unit Grant”) —On June 11, 2014, we granted 16,044 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The 2014 Director Unit Grant vests in three equal installments on the first, second and third anniversaries of the grant date. The grant date fair value was $18.70 per RSU. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Omnibus Incentive Plan Performance Unit Grant (“2014 Performance Unit Grant”) —On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 2.3 years as of September 30, 2014. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on the Company’s total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on the Company’s absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of the Company’s common stock.

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

During the three and nine months ended September 30, 2014, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $3.2 million and $7.9 million, respectively, excluding related taxes. Unrecognized compensation expense as of September 30, 2014 was $25.7 million. As of September 30, 2014, 620 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of September 30, 2014, there were 11.6 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan.

NOTE 14. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s unrestricted common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of the Company’s unrestricted common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity based awards issued under long-term incentive plans.

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

The calculations of basic and diluted earnings per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders	$12,817	$12,629	$(332,601)	$14,951
Income (loss) from discontinued operations attributable to La Quinta Holdings’ stockholders	—	9,941	(503)	(6,303)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$12,817	$22,570	$(333,104)	$8,648

Denominator:
Weighted average number of shares outstanding, basic	127,734	121,996	125,542	121,996
Weighted average number of shares outstanding, diluted	128,494	121,996	125,542	121,996
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$0.10	$0.11	$(2.65)	$0.12
Income (loss) from discontinued operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	—	0.08	—	(0.05)

Basic and diluted earnings (loss) per share	$0.10	$0.19	$(2.65)	$0.07

Approximately 0.3 million shares and 1.2 million shares for the three months and nine months ended September 30, 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the three and nine months ended September 30, 2013, no shares were considered anti-dilutive.

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

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net income (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Owned hotels	$241,266	$211,569	$667,564	$601,504
Franchise and management (1)	29,054	15,233	68,977	42,232

Segment revenues	270,320	226,802	736,541	643,736
Other fee-based revenues from franchise and managed properties	6,158	5,411	16,511	14,594
Corporate and other (2)	34,026	26,733	88,054	74,424
Intersegment elimination (3)	(39,386)	(20,911)	(92,390)	(59,370)

Total revenues	$271,118	$238,035	$748,716	$673,384

Adjusted EBITDA
Owned hotels	$87,951	$88,997	$249,226	$246,171
Franchise and management	29,054	15,233	68,977	42,232

Segment Adjusted EBITDA	117,005	104,230	318,203	288,403
Corporate and other	(7,708)	(10,483)	(27,944)	(32,188)

Adjusted EBITDA	$109,297	$93,747	$290,259	$256,215

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $51.0 million and $41.4 million for the nine months ended September 30, 2014 and 2013, respectively, and $20.1 million and $14.4 million for the three months ended September 30, 2014 and 2013, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.
(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $39.4 million and $20.9 million for each of the three months periods ended September 30, 2014 and 2013, respectively and $92.4 million and $59.4 million for each of the nine month periods ended September 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net loss attributable to La Quinta Holdings’ stockholders for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Adjusted EBITDA	$109,297	$93,747	$290,259	$256,215
Income (loss) from discontinued operations	—	1,533	(377)	8,420
Impairment loss	—	—	(5,308)	(19,913)
Gain on sale from discontinued operations	—	7,694	—	7,694
Gain (loss) on retirement of assets	—	4	—	(47)
Gain related to casualty disasters	108	739	1,106	2,611
Loss on extinguishment of debt, net	—	—	(2,030)	—
Equity based compensation	(8,600)	—	(39,703)	—
Other gains (losses), net (1)	(1,924)	314	(2,312)	(3,034)

EBITDA	98,881	104,031	241,635	251,946
Interest expense	(24,500)	(38,290)	(97,300)	(110,908)
Income tax provision	(16,162)	(969)	(21,860)	(2,573)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	(321,054)	—
Depreciation and amortization	(45,352)	(41,796)	(130,711)	(128,711)
Noncontrolling interests	(50)	(406)	(3,814)	(1,106)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$12,817	$22,570	$(333,104)	$8,648

(1)	Other gains (losses), net primarily consists of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period) and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Total Assets
Owned hotels	$2,913,039	$2,925,882
Franchise and management	193,257	192,191

Total segments assets	3,106,296	3,118,073
Corporate and other	134,809	51,761

Total	$3,241,105	$3,169,834

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
	2014	2013
Capital Expenditures
Owned hotels	$52,019	$70,625
Franchise and management	—	—

Total segment capital expenditures	52,019	70,625
Corporate and other	13,813	12,354

Total	$65,832	$82,979

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to the IPO, our business was conducted, and our hotel properties were owned, and franchised through multiple entities including (i) Lodge Holdco I L.L.C., Lodge Holdco II L.L.C., and Lodge Holdco III L.L.C., and their consolidated subsidiaries, (collectively, the “La Quinta Predecessor Entities”) and (ii) entities that owned the 14 La Quinta Hotels managed by LQ Management L.L.C. (“LQM”, a consolidated variable interest entity) (the “Previously Managed Portfolio” and, together with the La Quinta Predecessor Entities, the “Pre-IPO Entities”). The Pre-IPO Entities were owned (directly and indirectly) by certain investment funds affiliated with The Blackstone Group, L.P. (“Blackstone”), members of our management, and other pre-existing owners (together, the “Pre-IPO Owners”) and certain subsidiaries of the Pre-IPO Entities operated as real estate investment trusts, or REITs, for U.S. federal income tax purposes. In connection with the IPO, (i) the La Quinta Predecessor Entities purchased the Previously Managed Portfolio for a net amount equal to $76.9 million in cash and 4,348,284 shares of common stock of Holdings,

(ii) the equity interests in the La Quinta Predecessor Entities held by the Pre-IPO Owners were exchanged by the Pre-IPO Owners for an aggregate of 81,060,034 shares of common stock of Holdings, (iii) we effected the refinancing transactions described below under “Liquidity and Capital Resources—Debt” and (iv) we effected certain other transactions, including a grant of vested shares of Holdings common stock and unvested shares of Holdings restricted stock to certain employees in an aggregate amount equal to 349,522 shares pursuant to the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the transactions described in (i) – (iv), the “IPO Transactions”).

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. According to data provided by Smith Travel Research (“STR”), La Quinta is the fastest growing principal select-service hotel brand in the United States primarily serving these segments in terms of percentage growth of number of hotels over the last ten years ended December 31, 2013, significantly outpacing the percentage growth of our main STR competitive set (meaning Comfort, Holiday Inn Express and/or Hampton, the brands most often included in our STR competitive set) in percentage terms. Our system-wide portfolio, as of September 30, 2014, consisted of 854 hotels representing approximately 85,500 rooms located predominantly across 47 U.S. states, as well as in Canada and Mexico, of which 353 hotels were owned and operated and 501 were franchised. We also have a pipeline of 196 franchised hotels in the United States, Mexico, Canada, Colombia, Honduras, Nicaragua, and Guatemala. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, in the nine months ended September 30, 2014, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. We have historically charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which covers certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreement and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels and the current composition of our owned portfolio. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to September 30, 2014.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other from the period from April 14, 2014 to September 30, 2014.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed La Quinta branded hotels as of September 30, 2014 and 2013.

	As of September 30,
	2014	2013
Owned Hotels:
Owned Hotels (1)	353	356
Discontinued Operations	—	(17)

Net Owned Hotels	353	339

Franchised/Managed Hotels:
Franchised Hotels	501	466
Managed Hotels	—	14

Total Franchised/Managed Hotels	501	480

Total Net Owned and Franchised/Managed Hotels	854	819

(1)	Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our owned, franchised and managed hotels as of September 30, 2014 and 2013:

	As of September 30,
	2014	2013
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)	184	170
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	56	56
La Quinta Inns (exterior corridor)	110	110

Total Owned	353	339

Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	403	377

	As of September 30,
	2014	2013
La Quinta Inn & Suites (exterior corridor)	3	5
La Quinta Inns (interior corridor)	84	88
La Quinta Inns (exterior corridor)	11	10

Total Franchised/Managed	501	480

Total Hotels	854	819

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

Inflation

We do not believe that inflation had a material effect on our business during the nine months ended September 30, 2014 and 2013. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, which collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 854 and 819 hotels in our system (excluding our assets held for sale or otherwise sold) as of September 30, 2014 and 2013, respectively, 793 and 772 have been classified as comparable hotels for the nine months ended September 30, 2014 and 2013, respectively.

EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, non-cash equity based compensation, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA and Adjusted EBITDA are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

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

Results of operations

The completion of the IPO had material effects on our results of operations and financial condition. In connection with the IPO Transactions, we incurred, in the quarter ended June 30, 2014, a one-time net tax expense of $321.1 million, which reflects the impact of the La Quinta Predecessor Entities becoming owned by a “C” corporation and establishing the related net deferred tax liability on our books. Also in connection with the IPO Transactions, we recorded, in the nine months ended September 30, 2014, a one-time compensation expense of approximately $20.8 million related to the exchange of ownership units awards outstanding under our long-term cash incentive plan for vested shares of common stock of the Company, and will record additional compensation expense in the future for the unvested shares of restricted stock of the Company received in this exchange. See notes 11 and 13 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information. Since the consummation of the IPO, our results of operations have been and will be affected by other one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs, the costs of compliance with the Sarbanes-Oxley Act of 2002, and the costs of complying with the other rules and regulations of the SEC and the NYSE. Additionally, as a result of becoming owned by a “C” corporation, we are taxed as a “C” corporation at the federal and state level. These costs are not reflected in our historical results for the periods prior to April 14, 2014, but are included in our results for the periods following the consummation of the IPO.

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

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended September 30, 2014	Variance three months 2014 vs. three months 2013	Nine months ended September 30, 2014	Variance nine months 2014 vs. nine months 2013
Occupancy	71.7%	282 bps	68.1%	195 bps
ADR	$85.91	4.6%	$83.92	4.8%
RevPAR	$61.56	8.9%	$57.17	7.9%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended September 30, 2014	Variance three months 2014 vs. three months 2013	Nine months ended September 30, 2014	Variance nine months 2014 vs. nine months 2013
RevPAR Index	98.7%	46 bps	97.4%	33 bps

We anticipate growth in our Franchise and Management segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system, based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From September 30, 2013 to September 30, 2014, our total number of owned, franchised and managed La Quinta hotels has grown from 819, or 80,400 rooms, to 854, or 85,500 rooms, with franchised hotels increasing from 466 to 501. At September 30, 2013, our pipeline numbered 175 hotels, or 14,300 rooms, and has remained strong with 196 hotels, or 16,100 rooms, in our pipeline at September 30, 2014, while we have opened a net total of 35 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 32% of the conversions and new construction projects have commenced as of September 30, 2014.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

For the three months ended September 30, 2014, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the three months ended September 30, 2013. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 4.6 percent increase in system-wide ADR in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. System-wide occupancy increased 282 basis points in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 8.9 percent in the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods:

	Three months ended September 30,		Increase/(Decrease)
(in thousands)	2014	2013	$ change	% change
Revenues
Room revenues	$234,658	$205,741	$28,917	14.1
Franchise and other fee-based revenues	25,224	22,226	2,998	13.5
Other hotel revenues	5,078	4,657	421	9.0

	264,960	232,624	32,336	13.9
Brand marketing fund revenues from franchised and managed properties	6,158	5,411	747	13.8

Total Revenues	271,118	238,035	33,083	13.9
Operating Expenses
Direct lodging expenses	101,076	91,567	9,509	10.4
Depreciation and amortization	45,086	41,484	3,602	8.7
General and administrative expenses	32,251	12,989	19,262	148.3
Other lodging and operating expenses	15,589	13,346	2,243	16.8
Marketing, promotional and other advertising expenses	16,639	21,560	(4,921)	(22.8)

	210,641	180,946	29,695	16.4
Brand marketing fund expenses from franchised and managed properties	6,158	5,411	747	13.8

Total Operating Expenses	216,799	186,357	30,442	16.3

Operating Income	54,319	51,678	2,641	5.1
Other Income (Expenses)
Interest expense, net	(24,495)	(38,228)	13,733	(35.9)
Other income (loss)	(795)	591	(1,386)	(234.5)

Total Other Income (Expenses)	(25,290)	(37,637)	12,347	(32.8)

Income from Continuing Operations Before Income Taxes	29,029	14,041	14,988	106.7
Income tax provision	(16,162)	(1,006)	(15,156)	NM (1)

Income from Continuing Operations, Net of Tax	12,867	13,035	(168)	(1.3)
Income on Discontinued Operations, Net of Tax	—	9,941	(9,941)	NM

Net Income	12,867	22,976	(10,109)	(44.0)
Net Income Attributable to Noncontrolling Interests	(50)	(406)	356	87.7

Net Income Attributable to La Quinta Holdings’ stockholders	$12,817	$22,570	$(9,753)	(43.2)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended September 30, 2014	Variance 2014 vs. 2013
Owned Hotels
Occupancy	70.9%	306 bps
ADR	$80.04	4.5%
RevPAR	$56.78	9.2%
Franchised Hotels
Occupancy	72.6%	252 bps
ADR	$93.25	4.9%
RevPAR	$67.67	8.7%
System-wide
Occupancy	71.7%	282 bps
ADR	$85.91	4.6%
RevPAR	$61.56	8.9%

Revenues

Owned hotels

As of September 30, 2014, we had 353 owned hotels, including the 14 Previously Managed Hotels, comprising 45,000 rooms, located in the United States. Room revenues at our owned hotels for the three months ended September 30, 2014 and 2013 totaled $234.7 million and $205.7 million, respectively. The increase of $28.9 million, or 14.1 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 9.2 percent, which was due to increases in ADR and occupancy of 4.5 percent and 306 basis points, respectively. Additionally, room revenues for the three months ended September 30, 2014 includes room revenues of $9.7 million for the 14 Previously Managed Hotels.

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

Other hotel revenues at our owned hotels for the three months ended September 30, 2014 and 2013 totaled $5.1 million and $4.7 million, respectively. The increase of $0.4 million, or 9.0 percent, was primarily a result of an increase in demand for ancillary hotel services, which was driven by increased occupancy, as well as the expansion of the number of Bright Side Market sundry shops in our owned hotels.

Franchise and other fee-based revenues

As of September 30, 2014, we had 501 franchised hotels, comprising approximately 40,500 rooms, located in the United States, Canada and Mexico. Franchise and other fee-based revenues for the three months ended September 30, 2014 and 2013 totaled $25.2 million and $22.2 million, respectively. The increase of $3.0 million, or 13.5 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 8.7 percent, which was due to increases in ADR and occupancy of 4.9 percent and 252 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From September 30, 2013 to September 30, 2014, we added 35 franchised hotels on a net basis, providing an additional 3,200 rooms to our system.

Operating expenses

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Direct lodging expenses	$101.1	$91.6
Other lodging and operating expenses	15.6	13.3

	$116.7	$104.9	11.2

In total, direct lodging and other lodging and operating expenses amounted to $116.7 million and $104.9 million, respectively, for the three months ended September 30, 2014 and 2013, resulting in an increase of $11.8 million, or 11.2 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 306 basis points; (2) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which was introduced in the second quarter of 2013 and which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in a new commission expense; and (b) increased volume driven through Booking.com, a significant new online travel agency introduced to our system mid-2013; (3) increased repair and maintenance costs; and (4) increased expenses related to the acquisition of the 14 Previously Managed Hotels, including ground lease rental and employee compensation. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for certain of our owned hotels, as well as expenses related to the 14 Previously Managed Hotels.

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Depreciation and amortization	$45.1	$41.5	8.7

Depreciation and amortization expense for our owned hotels totaled $45.1 million and $41.5 million, respectively, for the three months ended September 30, 2014 and 2013. The increase of $3.6 million, or 8.7 percent, was the result of $98.4 million in capital expenditures between September 30, 2013 and September 30, 2014, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2014.

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
General and administrative expenses	$32.3	$13.0
Marketing, promotional and other advertising expenses	16.6	21.6

	$48.9	$34.6	41.3

In total, general and administrative and marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, amounted to $48.9 million and $34.6 million, respectively, for the three months ended September 30, 2014 and 2013, resulting in an increase of $14.3 million, or 41.3 percent. This overall increase was primarily the result of equity based compensation expense of $8.6 million for the three months ended September 30, 2014, of which, $5.4 million related to the exchange of long-term incentive ownership units held by certain members of the Company’s management for shares of the Company’s common stock in connection with our IPO. The balance of the equity based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. Other factors causing the increase include increases in executive and director compensation and bonus accrual and fees for professional services, primarily accounting and legal, related to the Company operating as a public company, and the IRS tax audit defense.

In addition, we spent $6.2 million and $5.4 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended September 30, 2014 and 2013, respectively.

Other Income (Expenses)

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Interest expense, net	$24.5	$38.2	(35.9)

Interest expense, net, totaled $24.5 million and $38.2 million, respectively, for the three months ended September 30, 2014 and 2013. The decrease of $13.7 million, or 35.9 percent, was primarily driven by a decline in average debt balances and a decrease in the interest rate on our new senior debt facility as compared to our historical debt, which was partially offset by $2.2 million of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income tax provision	$16.2	$1.0	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. The provision for the three months ended September 30, 2014 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our prospectus.

	Three months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income on discontinued operations, net of tax	$—	$9.9	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During June 2013, we finalized the decision to dispose of 44 of our owned hotels, including all of our Baymont-branded hotels. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the three months ended September 30, 2013. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended September 30, 2014 and 2013. The comparison of the three month period ended September 30, 2014 to the three month period ended September 30, 2013 is impacted by the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Three months ended September 30,
(in thousands)	2014	2013
Revenues
Owned Hotels	$241,266	$211,569
Franchise and Management(1)	29,054	15,233

Segment revenues	270,320	226,802
Other revenues from franchised and managed properties	6,158	5,411
Corporate and other(2)	34,026	26,733
Intersegment elimination(3)	(39,386)	(20,911)

Total revenues	$271,118	$238,035

Adjusted EBITDA
Owned Hotels	$87,951	$88,997
Franchise and Management	29,054	15,233

Segment Adjusted EBITDA	117,005	104,230
Corporate and other	(7,708)	(10,483)

Adjusted EBITDA	$109,297	$93,747

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $20.1 million and $14.4 million for the three months ended September 30, 2014 and 2013, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $39.4 million and $20.9 million for each of the three months periods ended September 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 9.2 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decreased as a result of the establishment of new franchise and management agreements at the time of our IPO, which resulted in increased franchise, reservation, and management fee expense totaling $15.9 million. In addition, direct lodging expenses increased $9.5 million, and other lodging and operating expenses increased $2.2 million. These expense increases were partially offset by an increase in Owned Hotels segment revenues of approximately $29.7 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $13.8 million primarily as a result of increases in RevPAR of 8.7 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. In addition, franchise and management segment revenues increased as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $11.2 million. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

For the nine months ended September 30, 2014, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the nine months ended September 30, 2013. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 4.8 percent increase in system-wide ADR in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. System-wide occupancy increased 195 basis points in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 7.9 percent in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the periods:

	Nine months ended September 30,		Increase/(Decrease)
(in thousands)	2014	2013	$ change	% change
Revenues
Room revenues	$649,181	$585,294	$63,887	10.9
Franchise and other fee-based revenues	68,215	59,846	8,369	14.0
Other hotel revenues	14,809	13,650	1,159	8.5

	732,205	658,790	73,415	11.1
Brand marketing fund revenues from franchised and managed properties	16,511	14,594	1,917	13.1

Total Revenues	748,716	673,384	75,332	11.2
Operating Expenses
Direct lodging expenses	285,430	264,208	21,222	8.0
Depreciation and amortization	129,948	122,694	7,254	5.9
General and administrative expenses	100,863	49,724	51,139	102.8
Other lodging and operating expenses	46,124	39,666	6,458	16.3
Marketing, promotional and other advertising expenses	50,170	54,226	(4,056)	(7.5)
Impairment loss	5,157	—	5,157	NM	(1)

	617,692	530,518	87,174	16.4
Brand marketing fund expenses from franchised and managed properties	16,511	14,594	1,917	13.1

Total Operating Expenses	634,203	545,112	89,091	16.3

Operating Income	114,513	128,272	(13,759)	(10.7)
Other Income (Expenses)
Interest expense, net	(97,260)	(110,746)	13,486	(12.2)
Loss on extinguishment of debt, net	(2,030)	—	(2,030)	NM	(1)
Other income (loss)	(1,096)	1,057	(2,153)	NM	(1)

Total Other Income (Expenses)	(100,386)	(109,689)	9,303	8.5

Income from Continuing Operations Before Income Taxes	14,127	18,583	(4,456)	(24.0)
Income tax provision	(21,860)	(2,526)	(19,334)	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	(321,054)	—	(321,054)	NM	(1)

Income (Loss) from Continuing Operations, Net of Tax	(328,787)	16,057	(344,844)	NM	(1)
Loss on Discontinued Operations, Net of Tax	(503)	(6,303)	5,800	NM	(1)

Net Income (Loss)	(329,290)	9,754	(339,044)	NM	(1)
Net Income Attributable to Noncontrolling Interests	(3,814)	(1,106)	(2,708)	NM	(1)

Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$(333,104)	$8,648	$(341,752)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Nine months ended September 30, 2014	Variance 2014 vs. 2013
Owned Hotels
Occupancy	67.7%	155 bps
ADR	$79.73	5.2%
RevPAR	$53.99	7.7%
Franchised Hotels
Occupancy	68.6%	245 bps
ADR	$89.22	4.2%
RevPAR	$61.25	8.0%
System-wide
Occupancy	68.1%	195 bps
ADR	$83.92	4.8%
RevPAR	$57.17	7.9%

Revenues

Owned hotels

As of September 30, 2014, we had 353 owned hotels, including the 14 Previously Managed Hotels, comprising 45,000 rooms, located in the United States. Room revenues at our owned hotels for the nine months ended September 30, 2014 and 2013 totaled $649.2 million and $585.3 million, respectively. The increase of $63.9 million, or 10.9 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 7.7 percent, which was due to increases in ADR and occupancy of 5.2 percent and 155 basis points, respectively. Additionally, room revenues for the nine months ended September 30, 2014 includes room revenues of $18.1 million for the 14 Previously Managed Hotels from the acquisition date, April 14, 2014, to the period ended September 30, 2014.

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

Other hotel revenues at our owned hotels for the nine months ended September 30, 2014 and 2013 totaled $14.8 million and $13.7 million, respectively. The increase of $1.2 million, or 8.5 percent, was primarily a result of an increase in demand for ancillary hotel services, which was driven by increased occupancy, as well as the expansion of the number of Bright Side Market sundry shops in our owned hotels and an increase in restaurant rental income.

Franchise and other fee-based revenues

As of September 30, 2014, we had 501 franchised and managed hotels, comprising approximately 40,500 rooms, located in the United States, Canada and Mexico. Franchise and other fee-based revenues for the nine months ended September 30, 2014 and 2013 totaled $68.2 million and $59.8 million, respectively. The increase of $8.4 million, or 14.0 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 8.0 percent, which was due to increases in ADR and occupancy of 4.2 percent and 245 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From September 30, 2013 to September 30, 2014, we added 35 franchised hotels on a net basis, providing an additional 3,200 rooms to our system.

Operating expenses

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Direct lodging expenses	$285.4	$264.2
Other lodging and operating expenses	46.1	39.7

	$331.5	$303.9	9.1

In total, direct lodging and other lodging and operating expenses amounted to $331.5 million and $303.9 million, respectively, for the nine months ended September 30, 2014 and 2013 resulting in an increase of $27.6 million, or 9.1 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 155 basis points; (2) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which was introduced in the second quarter of 2013 and which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in a new commission expense; and (b) increased volume driven through Booking.com, a significant new online travel agency introduced to our system mid-2013; (3) increased repair and maintenance costs; (4) increased professional fees for services rendered for our owned hotels; (5) increased expenses related to the acquisition of the 14 Previously Managed Hotels, including ground lease rental and employee compensation; and (6) increased utilities costs, specifically electric, water and natural gas. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was driven by increases in other lodging and operating expenses for our owned hotels increased primarily in the cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for certain of our owned hotels, as well as expenses relating to the 14 Previously Managed Hotels.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Depreciation and amortization	$129.9	$122.7	5.9

Depreciation and amortization expense for our owned hotels totaled $129.9 million and $122.7 million, respectively, for the nine months ended September 30, 2014 and 2013. The increase of $7.3 million, or 5.9 percent, was the result of $98.4 million in capital expenditures between September 30, 2013 and September 30, 2014, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2014.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
General and administrative expenses	$100.9	$49.7
Marketing, promotional and other advertising expenses	50.2	54.2

	$151.1	$103.9	45.4

In total, general and administrative and marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, amounted to $151.1 million and $103.9 million, respectively, for the nine months ended September 30, 2014 and 2013, resulting in an increase of $47.2 million, or 45.4 percent. This overall increase was primarily the result of equity based compensation expense of $39.6 million for the nine months ended September 30, 2014, of which, $31.7 million related to the exchange of long-term incentive ownership units held by certain members of the Company’s management for shares of the Company’s common stock in connection with our IPO. The balance of the equity based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. Other factors causing the increase include increases in executive and director compensation and bonus accrual and fees for professional services, primarily accounting and legal, related to the Company operating as a public company, and the IRS audit tax defense.

In addition, we spent $16.5 million and $14.6 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the nine months ended September 30, 2014 and 2013, respectively.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Impairment loss	$5.2	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the nine months ended September 30, 2014.

Other Income (Expenses)

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Interest expense, net	$97.3	$110.7	(12.2)

Net interest expense totaled $97.3 million and $110.7 million, respectively, for the nine months ended September 30, 2014 and 2013. The decrease of $13.5 million, or 12.2 percent, primarily driven by a decrease in the interest rate on our new senior debt facility as compared to our historical debt, which was partially offset by $4.1 million of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on extinguishment of debt, net	$2.0	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt during the nine months ended September 30, 2014, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Income tax provision	$21.9	$2.5
Recognition of net deferred tax liabilities upon C-corporation conversion	321.1	—

	$343.0	$2.5	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, and our REITs were converted into limited liability companies. As a result of these transactions, we became subject to additional entity-level taxes during the nine months ended September 30, 2014 and we recorded a one-time net deferred tax expense of $321.1 million, primarily driven by the accumulated differences between book and tax depreciation, and the recognition of additional deferred tax assets which are primarily related to the expected realization of federal net operating loss carryforwards. The provision for the nine months ended September 30, 2014 also includes the impact of a loss in the pre-IPO period for which no tax benefit has been recorded, as well as equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our prospectus.

	Nine months ended September 30,		Percent change
(in millions)	2014	2013	2014 vs. 2013
Loss on discontinued operations, net of tax	$0.5	$6.3	(92.0)

During June 2013, we finalized the decision to dispose of 44 of our owned hotels, including all of our Baymont-branded hotels. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the nine months ended September 30, 2013. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014. The results of the operations of the 4 hotels that were sold in February 2014, was a net loss of $0.5 million for the nine months ended September 30, 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the nine months ended September 30, 2014 and 2013. The comparison of the nine month period September 30, 2014 to the nine month period ended September 30, 2013 is impacted by the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Nine months ended September 30,
(in thousands)	2014	2013
Revenues
Owned Hotels	$667,564	$601,504
Franchise and Management(1)	68,977	42,232

Segment revenues	736,541	643,736
Other revenues from franchised and managed properties	16,511	14,594
Corporate and other(2)	88,054	74,424
Intersegment elimination(3)	(92,390)	(59,370)

Total revenues	$748,716	$673,384

Adjusted EBITDA
Owned Hotels	$249,226	$246,171
Franchise and Management	68,977	42,232

Segment Adjusted EBITDA	318,203	288,403
Corporate and other	(27,944)	(32,188)

Adjusted EBITDA	$290,259	$256,215

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $51.0 million and $41.4 million for the nine months ended September 30, 2014 and 2013, respectively, are eliminated in the accompanying condensed consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.
(3)	Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $92.4 million and $59.4 million for each of the nine month periods ended September 30, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 7.7 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $66.1 million, partially offset by increased franchise, reservation, and management fee expense totaling $28.8 million related to the establishment of new franchise and management agreements at the time of our IPO. In addition, direct lodging expenses increased $21.2 million, and other lodging and operating expenses increased $6.5 million at our owned hotels. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $26.7 million primarily as a result of increases in RevPAR of 8.0 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. In addition, franchise and management segment revenues increased as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $20.2 million. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of September 30, 2014, we had total cash and cash equivalents of $108.5 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and we recorded in our second quarter an adjustment for the estimated net deferred tax liability of $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”) currently expected to be utilized in 2014 and 2015, will exceed the income tax provision in our financial statements. We currently estimate that this excess will be approximately $27 million per year beginning in 2016. In addition, if we undergo an ownership change (including as a result of future sales of our stock by Blackstone) in the future, our ability to utilize our NOLs could be subject to annual limitations on utilization by Section 382 of the Internal Revenue Code. See note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the nine months ended September 30,		Percent Change
(in millions)	2014	2013	2014 vs. 2013
Net cash provided by operating activities	$227.7	$193.0	18.0
Net cash used in investing activities	(32.4)	(38.9)	(16.5)
Net cash used in financing activities	(120.2)	(146.0)	(17.7)

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 1.09 and 1.53 as of September 30, 2014 and December 31, 2013, respectively.

Operating activities

Net cash provided by operating activities was $227.7 million for the nine months ended September 30, 2014, compared to $193.0 million for the nine months ended September 30, 2013. The $34.7 million increase was primarily driven by increased operating income prior to the reduction for equity based compensation of $39.6 million. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $32.4 million, compared to $38.9 million during the nine months ended September 30, 2013. The $6.4 million decrease in cash used in investing activities was primarily attributable to a net decrease in restricted cash of approximately $126.2 million due to the refinancing of our debt and a decrease of $17.1 million in capital expenditures, partially offset by $77.7 million in cash acquisition costs for the 14 Previously Managed Hotels and a decrease in proceeds from the sale of assets of $58.2 million.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $120.2 million, compared to $146.0 million during the nine months ended September 30, 2013. The $25.9 million decrease in cash used in financing activities was primarily attributable to proceeds from our new senior debt facility of $2.1 billion, the net proceeds from issuance of common stock of $698.0 million, and capital contributions of $21.5 million, partially offset by repayment of long-term debt of $2.9 billion, payment of deferred costs of $27.3 million, payment of original issue discount of $10.5 million, repurchase of our stock of $0.9 million, and increased distributions to noncontrolling interest holders of $3.9 million.

Capital expenditures

During the nine months ended September 30, 2014 and 2013, we incurred capital expenditures of approximately $65.8 million and $83.0 million, respectively. The decrease in capital expenditures is primarily related to reduced spending of repositioning capital related to our Owned Hotels.

As of September 30, 2014, we had outstanding commitments under capital expenditure contracts of approximately $22.0 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. In June 2014 and September 2014, we made voluntary prepayments of $80.0 million and $75 million, respectively, on the term loan facility.

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

In June 2014, FASB issued ASU No. 2014-12. The new guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In August 2014, FASB issued ASU No. 2014-15. The new guidance establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016; early adoption is permitted. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate these interest rate swaps as cash flow hedges for accounting purposes. The 30-day LIBOR rate decreased from 0.17 percent per annum at December 31, 2013 to 0.15 percent at September 30, 2014. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of September 30, 2014 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying value	Fair value
	2014	2015	2016	2017	2018	Thereafter
Term Facility	$4.9	$19.5	$19.5	$19.5	$19.5	$1,846.7	$1,929.6	$1,899.6
Weighted average interest rate (1)							4.451%

(1)	Weighted average interest rate as of September 30, 2014, which includes the interest rate swap.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed consolidated financial statements, included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, the management of Holdings has evaluated, with the participation of Holdings’ principal executive officer and principal financial officer, the disclosure controls and procedures of Holdings, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the principal executive officer and principal financial officer of Holdings have concluded that, as of September 30, 2014, the disclosure controls and procedures of Holdings were effective at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Form of Performance Share Unit Agreement

10.2	Form of Restricted Stock Grant Notice (Retention Award)

10.3	Form of Restricted Stock Grant Notice (Time-Based Vesting Award)

10.4	Form of Restricted Stock Unit Grant Notice

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

LA QUINTA HOLDINGS INC. (Registrant)

Date: October 22, 2014	By:	/s/ Keith A. Cline
Keith A. Cline
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 22, 2014	By:	/s/ James H. Forson
James H. Forson
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)