Form 10-K/A
period 2014-12-31
La Quinta Holdings Inc.
filed 2015-03-12
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐

Non -accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $876.5 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on March 6, 2015 was 130,859,362.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

La Quinta Holdings Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2015, to include the information required by Items 10 through 14 of Part III of the 2014 10-K. This information was previously omitted from the 2014 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2014 10-K and the exhibit index set forth in Part IV of the 2014 10-K and includes certain exhibits as noted thereon. The cover page of the 2014 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2014 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2014 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2014 10-K, nor does it amend, modify or otherwise update any other information in our 2014 10-K. Accordingly, this Amendment should be read in conjunction with our 2014 10-K and with our filings with the SEC subsequent to the filing of our 2014 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Terms used but not defined herein are as defined in our 2014 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is certain information regarding each of our current directors as of March 6, 2015.

Name	Age	Principal Occupation and Other Information

Wayne B. Goldberg	54	Wayne B. Goldberg has served on the boards of directors of certain of our Predecessor Entities since 2006 and on our board of directors since 2013. In addition, Mr. Goldberg has served as our President and Chief Executive Officer since 2006. Mr. Goldberg joined us in 2000 as Group Vice President of Operations and served the positions of Senior Vice President of Operations and Executive Vice President of Operations. Prior to joining La Quinta, Mr. Goldberg was Chief Operating Officer for BridgeStreet Accommodations, a worldwide corporate housing provider, from January 2000 to June 2000. Prior to BridgeStreet, Mr. Goldberg served in various roles at Red Roof Inns, Inc. from 1979 to 1999, including Group Vice President, District Vice President, Regional Manager, Area Manager and General Manager. Mr. Goldberg currently serves as a director for the Texas (FFA) Future Farmers of America Foundation. Mr. Goldberg graduated from the University of Louisville with a B.A. in communications/business organizations.

Glenn Alba	43	Glenn Alba has served on the boards of directors of certain of our Predecessor Entities since 2006 and on our board of directors since 2013. Mr. Alba is a Managing Director in the Real Estate Group of Blackstone based in New York. Since joining Blackstone in 1997, Mr. Alba has been involved in the asset management of a broad range of Blackstone’s real estate investments in the US and Europe including office, hotel, multi-family and industrial assets. While based in the London office from 2001 to 2004, Mr. Alba managed a diverse set of assets in London, Paris and other cities in France as well as portfolio investments across Germany. More recently, Mr. Alba has been primarily involved in the hotel sector with management responsibility for various full-service and limited service hotels in the LXR Luxury Resorts portfolio and in us as well as global portfolio management duties. Mr. Alba received a B.S. in Accounting from Villanova University. Mr. Alba currently serves as a member of the Doubletree Hotels Owner Advisory Council and the Villanova University Real Estate Advisory Council.

Alan J. Bowers	60	Alan J. Bowers has served on the boards of directors of certain of our Predecessor Entities since 2013 and on our board of directors since February 2014. Mr. Bowers most recently served as President, Chief Executive Officer and a board member of Cape Success, LLC from 2001 to 2004 and of Marketsource Corporation from 2000 to 2001. From 1995 to 1999, Mr. Bowers served as President, Chief Executive Officer and a board member of MBL Life Assurance Corporation. Mr. Bowers held various positions, including Audit and Area Managing Partner, at Coopers & Lybrand, L.L.P. where he worked from 1978 to 1995 and also worked at

Name	Age	Principal Occupation and Other Information

		Laventhol & Horwath, CPAs from 1976 to 1978. Mr. Bowers also serves on the boards of directors of Walker & Dunlop, Inc., American Achievement Corp. and Quadel Consulting, Inc. Mr. Bowers holds a B.S. in Accounting, from Montclair State University and an M.B.A., Finance and Economics, from St. John’s University and is a Certified Public Accountant in New Jersey.

Henry G. Cisneros	67	Henry G. Cisneros has served on the boards of directors of certain of our Predecessor Entities since 2013 and on our board of directors since February 2014. Mr. Cisneros currently serves as Chairman of the CityView companies, which he joined in 2003. Mr. Cisneros served as the Secretary of the U.S. Department of Housing and Urban Development from 1992 to 1997 and, prior to that, Mr. Cisneros served four terms as Mayor of San Antonio, Texas. Mr. Cisneros has served as President of the National League of Cities, as Deputy Chair of the Federal Reserve Bank of Dallas and is currently an officer of Habitat for Humanity International. Mr. Cisneros is also currently Chairman of the San Antonio Economic Development Foundation and a member of the advisory boards of the Bill and Melinda Gates Foundation and the Broad Foundation. Mr. Cisneros holds a Bachelor of Arts and a Master’s degree in Urban and Regional Planning from Texas A&M University. Mr. Cisneros also holds a Master’s degree in Public Administration from Harvard University and a Doctorate in Public Administration from George Washington University.

Giovanni Cutaia	42	Giovanni Cutaia has served on our board of directors since November 2014. Mr. Cutaia is a senior managing director and Chief Operating Officer of Asset Management in the real estate group at Blackstone. Prior to joining Blackstone in 2014, Mr. Cutaia was at Lone Star Funds where he was a Senior Managing Director and Co-Head of Commercial Real Estate Investments Americas from 2009 to 2014. Prior to Lone Star, Mr. Cutaia spent over 12 years at Goldman Sachs in its Real Estate Principal Investments Area as a Managing Director in its New York and London offices. Mr. Cutaia received a B.A. from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Brian Kim	35	Brian Kim has served on our board of directors since November 2014. Mr. Kim is a managing director in the real estate group at Blackstone. Before joining Blackstone and GSO Capital Partners in 2006, Mr. Kim was an associate at Apollo Real Estate Advisors. Prior to that, Mr. Kim worked for Max Capital Management Corp., a New York City-based real estate investment and management firm, and before Max Capital, he was an analyst in the Investment Banking Group of Credit Suisse First Boston. Mr. Kim received an A.B. in Biology from Harvard College. He is the Chief Financial Officer, Vice President and Managing Director of BRE Select Hotels Corp. and currently serves on its board of directors.

Michael B. Nash	53	Michael Nash has served on our board of directors since February 2014. Mr. Nash is a Senior Managing Director in the Real Estate Group of Blackstone and the Chief Investment Officer of Blackstone Real Estate Debt Strategies, each based in New York. He is also a member of the Real Estate Investment Committee for both Blackstone Real Estate Debt

Name	Age	Principal Occupation and Other Information

		Strategies and Blackstone Real Estate Advisors. Prior to joining Blackstone, Mr. Nash was with Merrill Lynch from 1997 to 2007 where he led the firm’s Real Estate Principal Investment Group—Americas. Mr. Nash also serves as the executive chairman of the board of directors of Blackstone Mortgage Trust Inc. Mr. Nash received a B.S. in Accounting from State University of New York at Albany, as well as an M.B.A. in Finance from the Stern School of Business at New York University.

Mitesh B. Shah	45	Mitesh B. Shah has served on the boards of directors of certain of our Predecessor Entities since 2013 and on our board of directors since February 2014. Mr. Shah currently serves as Chief Executive Officer and Senior Managing Principal of Noble Investment Group, which he founded in 1993 and which specializes in making opportunistic investments in the lodging and hospitality real estate sector. Mr. Shah currently serves as president of the Marriott International North America franchise board, is a member of the owner and franchise board for Hyatt Hotels Corporation and is a member of the Industry Real Estate Finance Advisory Council of the American Hotel and Lodging Association. Mr. Shah most recently served as Vice Chairman and executive committee member of the Board of Trustees of Wake Forest University, where he chaired the audit, compliance and risk committee and the nominating committee and was a member of the compensation committee and the Medical Center board. In addition, he is an executive committee member of Woodward Academy’s
		governing board and a trustee of the University System of Georgia Foundation. Mr. Shah holds a Bachelor of Arts in Economics from Wake Forest University.

Gary M. Sumers	62	Gary M. Sumers has served on our board of directors since February 2014. Mr. Sumers was most recently a Senior Managing Director and Chief Operating Officer in the Real Estate Group of Blackstone. From joining Blackstone in 1995 until his retirement at the end of 2013, Mr. Sumers’ activities included heading Blackstone Real Estate Advisors’ (BREA) Strategic Asset Management Group, oversight of all financial reporting activities and responsibility for the property disposition activities. From 1993 to 1995, Mr. Sumers was Chief Operating Officer of General Growth Properties, a publicly traded regional mall REIT. Mr. Sumers also serves on the Washington University board of trustees. Mr. Sumers received an A.B. from Washington University in St. Louis, received his law degree from Northwestern University and attended the London School of Economics.

EXECUTIVE OFFICERS

Set forth below is certain information regarding each of our current executive officers as of March 6, 2015 other than Wayne B. Goldberg, whose biographical information is presented under “Directors” above.

Name	Age	Principal Occupation and Other Information

Keith A. Cline	45	Keith A. Cline has served as our Executive Vice President and Chief Financial Officer since January 2013. From 2011 to 2013, prior to joining us, Mr. Cline was Chief Administrative Officer and Chief Financial Officer at Charming Charlie, Inc. and, from 2006 to 2011, Mr. Cline was Senior Vice President of Finance at Express, Inc. Mr. Cline began his career at Arthur Andersen & Company and held financial leadership roles at The J.M. Smucker Company, FedEx Custom Critical and Limited Brands. Mr. Cline is a summa cum laude graduate of the University of Akron with a B.S. in Accounting and a M.B.A. in Finance.

Rajiv K. Trivedi	52	Rajiv K. Trivedi joined La Quinta in 2000 and has served as Executive Vice President since 2006 and as Executive Vice President and Chief Development Officer since 2009. Prior to joining us, from 1992 to 2000, Mr. Trivedi served as Vice President of Franchise Operations at Cendant Corporation and in a variety of key management roles in the hotel industry, including Cendant Corporation. Mr. Trivedi is active in numerous civic and industry organizations including the Asian American Hotel Owners Association (AAHOA). Mr. Trivedi graduated from the Maharaja Sayajirao University of Baroda with an M.S. in Math and Business.

Angelo J. Lombardi	43	Angelo J. Lombardi joined La Quinta in 2001 as Vice President Revenue Management and has served as Executive Vice President and Chief Operating Officer since 2006. Prior to joining La Quinta, from 1989 to 2000, Mr. Lombardi held several positions at Red Roof Inns, Inc., including General Manager, Director of Revenue Management and Vice President Operations.

Mark M. Chloupek	43	Mark M. Chloupek joined La Quinta as Executive Vice President and General Counsel in 2006 and was named Secretary in 2013. Prior to joining us, from 1999 through 2006, Mr. Chloupek served as Vice President and Senior Vice President and Chief Counsel of Operations for Wyndham International, Inc. Prior to joining Wyndham, from 1996 to 1999, Mr. Chloupek worked for Locke Lord LLP (formerly Locke Purrell Rain Harrell—a professional corporation), a Dallas-based law firm. Additionally, Mr. Chloupek served on the Boards of Directors for the Juvenile Diabetes Research Foundation and The Texas General Counsel Forum. Mr. Chloupek received a B.A. in economics from the College of William and Mary, where he graduated Phi Beta Kappa and summa cum laude, and received a J.D. from the University of Virginia School of Law.

Julie M. Cary	49	Julie M. Cary joined La Quinta in 2006 as Executive Vice President and Chief Marketing Officer. Prior to joining La Quinta, from 2004 to 2006, Ms. Cary served as Vice President at Brinker International, as Vice President of Marketing at Dean Foods from 2003 to 2004, as Senior Manager of Marketing until promoted to Vice President of Marketing at

Name	Age	Principal Occupation and Other Information

		Gerber Products Company from 1998 to 2003 and as Assistant Brand Manager until promoted to Brand Manager at Ralston Purina from 1991 to 1997. Ms. Cary holds an M.B.A. from Washington University and a bachelor’s degree in business administration from the University of Illinois.

James H. Forson	48	James H. Forson has served as our Senior Vice President, Chief Accounting Officer and Treasurer since 2012. Prior to that role, Mr. Forson was Vice President and Controller from 2010, when he joined La Quinta, to 2012 and also served as Acting Chief Financial Officer from 2012 to 2013. Prior to joining La Quinta, Mr. Forson was Audit Senior Manager with Grant Thornton LLP from 2006 through 2010. Mr. Forson graduated from the University of Virginia’s McIntire School of Commerce with a B.S. degree in Commerce with distinction, and is a Certified Public Accountant in Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the New York Stock Exchange (“NYSE”). Executive officers, directors, the chief accounting officer and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such reports and written representations from our executive officers, directors and Blackstone, we believe that our executive officers, directors and Blackstone complied with all Section 16(a) filing requirements during 2014, except that each of Giovanni Cutaia and Brian Kim was late filing his Form 3 to reflect his appointment to our board of directors.

CORPORATE GOVERNANCE

Our board of directors manages or directs our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance include:

•	our board of directors is not classified and each of our directors is subject to re-election annually;

•	under our amended and restated bylaws and our Corporate Governance Guidelines, directors (other than directors designated pursuant to our stockholders’ agreement) who fail to receive a majority of the votes cast in uncontested elections will be required to submit their resignation to our board of directors;

•	we have fully independent audit, compensation and nominating and corporate governance committees and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

•	we do not have a stockholder rights plan, and if our board of directors were ever to adopt a stockholder rights plan in the future without prior stockholder approval, our board of directors would either submit the plan to stockholders for ratification or cause the rights plan to expire within one year; and

•	we have implemented a range of other corporate governance best practices, including placing limits on the number of directorships held by our directors to prevent “overboarding” and implementing a robust director education program.

The stockholders’ agreement described below under “Transactions with Related Persons” provides that Blackstone has the right to nominate to our board of directors a number of designees approximately equal to the percentage of voting power of all shares of our capital stock entitled to vote generally in the election of directors as collectively beneficially owned by Blackstone. Currently, we have four directors on our board that are current employees of Blackstone (Messrs. Alba, Cutaia, Kim and Nash) and one director on our board that is a retired employee of Blackstone (Mr. Sumers). The provisions of the stockholders’ agreement regarding the nomination of directors will remain in effect until Blackstone is no longer entitled to nominate a director to our board of directors, unless Blackstone requests that they terminate at an earlier date. See “Transactions with Related Persons—Stockholders’ Agreement.”

Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe our board of directors’ views on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by our Nominating and Corporate Governance Committee and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by our board of directors.

Our Corporate Governance Guidelines, Audit, Compensation and Nominating and Corporate Governance Committee charters, and other corporate governance information are available on our website at www.lq.com under Investor Relations: Corporate Governance: Governance Documents. Any stockholder also may request them in print, without charge, by contacting the Secretary of La Quinta Holdings Inc., 909 Hidden Ridge, Suite 600, Irving, Texas 75038.

Code of Business Conduct & Ethics

We maintain a Code of Business Conduct & Ethics that is applicable to all of our directors, officers and employees, including our Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior financial officers. The Code of Business Conduct & Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. This Code of Business Conduct & Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Code of Business Conduct & Ethics may be found on our website at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Code of Business Conduct & Ethics.

We will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

Director Independence and Independence Determinations

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless our board of directors affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.

Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require our board of directors to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our board of directors will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our board of directors has affirmatively determined that each of Messrs. Alba, Bowers, Cisneros, Cutaia, Kim, Nash, Shah and Sumers is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Bowers, Cisneros and Shah is “independent” for purposes of Section 10A(m)(3) of the Exchange Act and that each of Messrs. Cutaia, Shah and Sumers is “independent” for purposes of Section 10C(a)(3) of the Exchange Act.

In making its independence determinations, our board of directors considered and reviewed all information known to it (including information identified through annual directors’ questionnaires).

Board Structure

Our board of directors is led by Mr. Shah, our Chairperson. The Chief Executive Officer position is separate from the Chairperson position. We believe that the separation of the Chairperson and Chief Executive Officer positions is appropriate corporate governance for us at this time. Accordingly, Mr. Shah serves as Chairperson, while Mr. Goldberg serves as our Chief Executive Officer and President.

Communications with the Board

As described in our Corporate Governance Guidelines, stockholders and other interested parties who wish to communicate with a member or members of our board of directors, including the chairperson of our board of directors and each of the Audit, Compensation or Nominating and Corporate Governance Committees or to the non-management or independent directors as a group, may do so by addressing such communications or concerns to the General Counsel of the Company, 909 Hidden Ridge, Suite 600, Irving, Texas 75038, who will forward such communication to the appropriate party.

Board Committees

Audit Committee

Our Audit Committee consists of Messrs. Bowers, Cisneros and Shah, with Mr. Bowers serving as chair. All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee charter, Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. Our board of directors also has determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, our board of directors has determined that Alan J. Bowers qualifies as an audit committee financial expert as defined by applicable SEC regulations.

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Audit Committee Charter, and include oversight of the following:

•	the adequacy and integrity of our financial statements and our financial reporting and disclosure practices;

•	the soundness of our system of internal controls regarding finance and accounting compliance;

•	the annual independent audit of our combined financial statements;

•	the independent registered public accounting firm’s qualifications and independence;

•	the engagement of the independent registered public accounting firm;

•	the performance of our internal audit function and independent registered public accounting firm;

•	our compliance with legal and regulatory requirements in connection with the foregoing; and

•	compliance with our Code of Business Conduct & Ethics.

The Audit Committee shall also prepare the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Audit Committee include reviewing and discussing with management and the independent registered public accounting firm our annual audited financial statements and quarterly financial statements prior to inclusion in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q or other public filings in accordance with applicable rules and regulations of the SEC.

The charter of the Audit Committee permits the committee to delegate any or all of its authority to one or more subcommittees. In addition, the Audit Committee has the authority under its charter to engage independent counsel and other advisors as it deems necessary or advisable.

Compensation Committee

Our Compensation Committee consists of Messrs. Cutaia, Shah and Sumers, with Mr. Sumers serving as chair. Each of Messrs. Sumers, Shah and Cutaia has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and compensation committees in particular.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Compensation Committee Charter, and include the following:

•	the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to the long term success of the Company;

•	oversight of the goals, objectives and compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals;

•	oversight of the compensation of our other executives and non-management directors;

•	our compliance with the compensation rules, regulations and guidelines promulgated by the NYSE, the SEC and other law, as applicable; and

•	the issuance of an annual report on executive compensation for inclusion in our annual proxy statement.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC. The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to team members other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction.

The Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Alba, Bowers and Nash, with Mr. Alba serving as chair. Each of Messrs. Alba, Bowers and Nash has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Nominating and Corporate Governance Committee Charter, and include the following:

•	advise our board of directors concerning the appropriate composition and qualifications of board of directors and its committees;

•	identify individuals qualified to become board members;

•	recommend to the board the persons to be nominated by the board for election as directors at any meeting of stockholders;

•	recommend to the board the members of the board to serve on the various committees of the board;

•	develop and recommend to the board a set of corporate governance principles and assist the board in complying with them; and

•	oversee the evaluation of the board, the board’s committees and management.

The charter of the Nominating and Corporate Governance Committee permits the committee to delegate any or all of its authority to one or more subcommittees. In addition, the Nominating and Corporate Governance Committee has the authority under its charter to retain outside counsel or other experts as it deems necessary or advisable.

ITEM 11.	EXECUTIVE COMPENSATION

As used in this “Executive Compensation” section, the terms “we,” “our,” “us” and the “Company,” with respect to historical matters prior to our initial public offering (“IPO”), refer to the Predecessor Entities (as described under “Basis of Presentation in this Annual Report on Form 10-K” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”)) and, with respect to matters since our IPO, refer to La Quinta Holdings Inc. and its consolidated subsidiaries after giving effect to the Pre-IPO Transactions (as described under “Basis of Presentation in this Annual Report on Form 10-K” in our 2014 10-K). In addition, as used in this “Executive Compensation” section, the term “Compensation Adjusted EBITDA” when used to describe the financial performance measure for the annual bonus awards means Adjusted EBITDA (as described under Note 18: “Segments” to our Consolidated Financial Statements in Part II, Item 8 of our 2014 10-K), as further adjusted to include the previously managed portfolio for the full year, and as may be further adjusted for other unusual items as determined by the Compensation Committee.

Compensation Discussion and Analysis

Section Overview

Our executive compensation program is designed to attract and retain individuals with the skills and qualifications to manage and lead the Company effectively. The overarching goal of our program is to motivate our leaders to contribute to the achievement of our financial goals and to focus on long-term value creation for our stockholders.

Our named executive officers, or NEOs, for 2014 were:

•	Wayne B. Goldberg, our President and Chief Executive Officer (CEO);

•	Keith A. Cline, our Executive Vice President and Chief Financial Officer (CFO); and

•	Our three other most highly compensated executive officers who served in such capacities at December 31, 2014, namely:

•	Angelo J. Lombardi, our Executive Vice President and Chief Operating Officer;

•	Rajiv K. Trivedi, our Executive Vice President and Chief Development Officer; and

•	Mark M. Chloupek, our Executive Vice President and General Counsel.

Executive Summary

Compensation Philosophy and Objectives. Our executive compensation program is designed to implement our compensation philosophy, which is based on the following objectives:

•	Pay for Performance—The executive compensation program should focus our executive team on the successful achievement of key financial, operating and other goals, such that realized pay is based on performance;

•	Promote Core Values—The executive compensation program should support the Company’s core values, which are to enhance our guests’ experience and create enduring relationships by striving for excellence and serving with integrity every day;

•	Align with Shareholder Value—The executive compensation program should align the executive team’s incentives with the long-term interests of the Company and its stockholders;

•	Market Competitive—The executive compensation program should provide competitive pay opportunities within the labor markets in which we compete to support the attraction and retention of highly qualified executives; and

•	Reflect Good Governance—The executive compensation program should reflect sound governance practices and process, and the Compensation Committee will retain the ability to adapt the program to reflect evolving market practices and governance standards.

Elements of Compensation. Our executive compensation program has three primary elements:

Element	Description and Purpose

Base Salary

•    Fixed component of compensation.

•    Reviewed annually and adjusted when appropriate.

•    Intended to support our market-competitiveness with respect to annual pay for the skills and experience necessary to meet the requirements of the executive’s role.

Annual Cash Bonus	• Variable performance-based component of compensation. • Designed to reward achievement of financial, operating and other goals for which executives are held accountable.

Long-Term Incentives

•    Variable component of compensation.

•    Post-IPO equity weighted towards performance-based awards.

•    Designed to motivate and reward long-term achievement of business objectives, align the interests of our executives with stockholders and support the retention of our executives.

Each component is designed to support the Company’s compensation philosophy and objectives.

The Compensation Committee intends to evaluate our executive compensation program annually, or more frequently as circumstances require, to maintain a competitive environment for talent and to ensure that our incentive programs are achieving their desired results. We do not intend to adhere to rigid formulas or react to short-term changes in business performance in determining the amount and mix of compensation elements. We will continue to emphasize pay-for-performance and long-term incentive compensation when designing our executive officers’ compensation.

Compensation Determination Process

Role of the Compensation Committee. Prior to the IPO, the Board did not have a Compensation Committee and Blackstone (the “Compensation Manager”), as the manager of LQ Management L.L.C., one of the Predecessor Entities, administered our compensation and benefit policies.

In connection with the IPO, the Board established a Compensation Committee and since the completion of the IPO our Compensation Committee has been responsible for making all executive compensation determinations.

Role of Management. Prior to the IPO, Mr. Goldberg generally participated in discussions and deliberations with the Compensation Manager regarding determinations of annual cash incentive awards for our executive officers. Specifically, he made recommendations to the Compensation Manager regarding the performance targets used under our annual bonus plan and the amounts of annual cash incentive awards.

Since the IPO, Mr. Goldberg has worked closely with the Compensation Committee in managing the executive compensation program and attends some meetings of the Compensation Committee. He does not participate in the determination of his own compensation.

Role of Compensation Consultants. In connection with the IPO, LQ Management L.L.C. engaged FPL Associates L.P. (“FPL”), which provided services under the direction and authority of the Compensation Manager. In its role as compensation consultant, FPL advised the Compensation Manager (and after the IPO, the Company’s Compensation Committee) on executive compensation, including advice with respect to base and bonus pay levels for the executive team. FPL did not provide any services to the Company other than advising on executive officer compensation. In addition, management of LQ Management L.L.C. engaged Mercer, which provided services under the direction and authority of the Company’s management. As requested by management, Mercer’s services included an assessment of the market competitiveness of the proposed target cash compensation levels and recommendations for long-term incentive and target total compensation levels for various executive officers. Additionally, Mercer was asked for perspectives regarding annual and long-term incentive program design. Mr. Goldberg used the information provided to management by Mercer in making his recommendations to the Compensation Committee with respect to the compensation of our executive officers. As described above, LQ Management L.L.C., at the direction of the Compensation Manager, separately engaged FPL as its compensation consultant to avoid any conflicts of interest.

In late 2014, after the engagements of FPL and Mercer ended, the new Compensation Committee retained the services of Meridian Compensation Partners, LLC (“Meridian”) to serve as its independent compensation consultant. As requested by the Compensation Committee, Meridian has advised and will continue to advise the Compensation Committee with respect to executive officer compensation, including executive compensation programs, individual compensation levels, the peer companies used to assess compensation levels and marketplace trends in executive compensation. Meridian does not provide any services to the Company other than advising on executive officer compensation. In January 2015, the Compensation Committee determined that Meridian is independent from management and that Meridian’s work has not raised any conflicts of interest.

Use of Comparative Market Data. Our goal is to compensate our executive officers competitively in the market for executive talent. When determining final target pay levels, the Compensation Committee reviews and considers individual factors, such as the knowledge, experience and capabilities of each executive.

To gain a general understanding of current compensation practices, the Compensation Committee reviews pay of executives serving in similar positions at peer companies with whom we compete for hiring and retaining executive talent. The external market data reviewed for 2014 included actual total annual cash compensation paid in 2013, target annual incentive, target total annual cash compensation, target long-term incentive and target total remuneration at peer companies.

Following the IPO, the Compensation Committee, with the assistance of FPL, selected a group of peer companies, which we refer to as our “Peer Group.” FPL provided the Compensation Committee with annual (base salary and annual incentive) and long-term (equity and long-term cash incentive) compensation information with respect to the Peer Group.

The criteria used for selecting the Peer Group included industry, lodging property focus, performance, company size (as measured by revenue, enterprise value, number of properties and number of rooms), business mix, geographic location, and those companies for which we believe we compete for shareholder dollars, customers and/or labor talent.

The Peer Group for 2014 consisted of the following companies:

Ameristar Casinos Inc.	Dunkin’ Brands Group, Inc.	Pinnacle Entertainment Inc.

Boyd Gaming Corp.	Extended Stay America, Inc.	Ryman Hospitality Properties, Inc.

Brinker International Inc.	Hyatt Hotels Corp.	Stein Mart, Inc.

California Pizza Kitchen	Loews Hotels & Resorts	Vail Resorts

Chico’s FAS, Inc.	Marriott International	Wendy’s Co.

Choice Hotels International Inc.	Norwegian Cruise Line Holdings	Wyndham Worldwide Corporation

DSW, Inc.	Omni Hotels	Wynn Resorts Ltd.

The Compensation Committee reviewed the Peer Group compensation data and determined to increase the base salary of each of our NEOs, modify our annual cash incentive compensation plan and introduce a new long-term compensation plan, in each case as described below under “Elements of Compensation.”

Elements of Compensation

There are three main components to our executive compensation program: base salary, annual cash incentive compensation and long-term equity compensation.

Base Salary

We believe it is important to provide a competitive fixed level of pay to attract and retain experienced and successful executives. In determining the amount of base salary that each NEO receives, we look to the executive’s current compensation, time in position, any change in the executive’s position or responsibilities and the relation of the executive’s position to those of other executives within the Company and in similar positions at peer companies. Base salaries are reviewed annually or at other times when appropriate and may be increased from time to time pursuant to such review. In June 2014, in connection with our post-IPO review, we determined to increase the base salaries of each of our NEOs based on a review of the compensation of the peer companies listed above, effective June 1, 2014. The following table reflects our NEOs’ base salaries at the end of 2013 and 2014:

Name	Base Salary as of December 31, 2013	Base Salary as of December 31, 2014
Wayne B. Goldberg	$500,000	$800,000
Keith A. Cline	$350,000	$460,000
Angelo J. Lombardi	$325,000	$450,000
Rajiv K. Trivedi	$325,000	$450,000
Mark M. Chloupek	$300,000	$350,000

In February 2015, the Compensation Committee increased base salaries of our NEOs by not more than 5%, effective February 19, 2015.

2014 Annual Cash Incentive Compensation

Our annual cash incentive compensation plan for the year ended December 31, 2014 (the “2014 Cash Bonus Plan”) compensated and rewarded successful achievement of both short-term financial and non-financial goals that were closely aligned with the long-term goals of the Company. The payout under the 2014 Cash Bonus Plan was based on financial performance of the Company or a combination of (1) financial performance of the Company and (2) individual performance. For Mr. Goldberg, the financial performance composed 100% of his total award opportunity, and for each of Messrs. Cline, Lombardi, Trivedi and Chloupek, financial performance of the Company composed 80% of the total award opportunity and individual performance composed 20% of the total award opportunity. Each named executive officer’s threshold, target and maximum annual bonus opportunity for the year ended December 31, 2014, expressed as a percentage of each NEO’s base salary, was as follows: for Mr. Goldberg, 50%, 100% and 200%, respectively, and for Messrs. Cline, Lombardi, Trivedi and Chloupek, 50%, 100% and 150%, respectively.

2014 Financial Component Goals and Results

The financial component of each named executive officer’s annual bonus opportunity was based on (1) Compensation Adjusted EBITDA (as defined above), (2) Net Promoter (as described in our 2014 10-K) and (3) RevPAR Index change (as described in our 2014 10-K). For fiscal 2014, Compensation Adjusted EBITDA composed 70% of the financial component, Net Promoter composed 15% of the financial component and RevPAR Index change composed 15% of the financial component. These financial measures were chosen because they are key indicators of Company profitability, guest satisfaction and the performance of the Company against our competitive set. The following table sets forth the threshold, target and maximum amounts for each of the financial components, as well as the payout percentages for each category. To the extent that performance fell between the applicable threshold, target or maximum levels, payouts were determined using linear interpolation.

	Threshold	Target	Maximum
Compensation Adjusted EBITDA	$356 million	$364 million	$372 million
RevPAR Index Change	99.2	99.7	100.2
Net Promoter	39.6	40.6	41.6
Payout Percentage of Target—CEO	50%	100%	200%
Payout Percentage of Target—Other NEOs	50%	100%	150%

2014 Individual Goals and Results

The remaining 20% of Messrs. Cline’s, Lombardi’s, Trivedi’s and Chloupek’s potential total award opportunity was based on their individual performance relative to individual performance criteria. For example, for Mr. Cline, the individual performance criteria consisted of regulatory compliance goals; for Mr. Lombardi, the criteria consisted of a reduction in turnover of general managers and improved guest experience; for Mr. Trivedi, the criteria consisted of franchise-hotel openings, growth in pipeline and expansion into new markets where the Company’s brand was not otherwise represented; and for Mr. Chloupek, the individual performance criteria consisted of regulatory compliance goals and resolving and reducing costs related to employee and third party claims. Individual performance with respect to these goals was measured at threshold, target and maximum levels (33.3%, 66.7% and 100%, respectively), with corresponding payout percentages at each of these levels (50%, 100% and 150%, respectively). To the extent that the individual performance fell between the applicable threshold, target or maximum levels, payouts were determined using linear interpolation.

Determination of 2014 Cash Bonus Plan Payouts

The following table shows the actual results based on the Company’s actual 2014 fiscal performance and the payout percentages with respect to each of the financial components.

	Compensation Adjusted EBITDA	RevPAR Index Change	Net Promoter
Actual Performance	$375.5 million	100.0	44.1
Percentage Payout—CEO	200%	160%	200%
Percentage Payouts—Other NEOs	150%	130%	150%

Actual amounts paid under the 2014 Cash Bonus Plan were then calculated by multiplying each named executive officer’s base salary in effect as of December 31, 2014 by his target bonus percentage. For Mr. Goldberg, the target bonus potential was then multiplied by an achievement factor based on the financial component and, for Messrs. Cline, Lombardi, Trivedi and Chloupek, by the combined achievement of the financial component and the individual performance component. Based on the performance achieved, each of the named executive officers earned an annual bonus for 2014 under the 2014 Cash Bonus Plan as follows, which amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table”:

Name	2014 base salary	Target bonus as a percentage of base salary	Target bonus potential	Achievement factor as a percentage of target	2014 annual bonus
Wayne B. Goldberg	$800,000	100%	800,000	194.0%	$1,552,000
Keith A. Cline	$460,000	100%	460,000	147.6%	$678,960
Angelo J. Lombardi	$450,000	100%	450,000	145.5%	$654,750
Rajiv K. Trivedi	$450,000	100%	450,000	130.8%	$588,600
Mark M. Chloupek	$350,000	100%	350,000	147.6%	$516,600

In addition to the amount awarded to Mr. Trivedi under the 2014 Cash Bonus Plan, the Compensation Committee, in its discretion, determined to award Mr. Trivedi a discretionary cash bonus payment for fiscal 2014 of $18,900 for his extraordinary efforts and success in entering new markets where the Company’s brand was not otherwise represented.

2015 Annual Cash Incentive Compensation

In February 2015, the Compensation Committee established our annual cash incentive compensation plan for the year ended December 31, 2015 (the “2015 Cash Bonus Plan”). The awards under the 2015 Cash Bonus Plan will be determined after the end of fiscal 2015 based on the achievement of financial and individual goals. The terms of the 2015 Cash Bonus Plan are generally the same as the 2014 Cash Bonus Plan, except that the Compensation Committee added a new operational goal that will comprise 10% of the financial component and decreased the weightings for the Net Promoter and RevPar Index financial goals to 10% of the financial component, respectively.

Long-Term Equity Compensation

The following description of our long-term equity compensation program focuses on the time-vesting and performance-based equity awards made after our IPO, which reflect our current pay for performance philosophy and approach towards compensation. In addition, we made the IPO Grants in connection with our IPO and their terms reflect our special circumstances at the time of the IPO.

2014 Post-IPO Equity Awards

In June 2014, in connection with the review of our compensation programs described above under “Compensation Determination Process,” the Compensation Committee determined to grant to each of our NEOs the following awards under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”): (1) time-vesting restricted stock (“time-vesting restricted stock award”) and (2) performance-vesting performance share units (“PSUs”). The relative mix of these two awards reflects the Compensation Committee’s determination that executive compensation should be more heavily weighted towards performance-based awards to align compensation with shareholder value. In addition to these two awards, the Compensation Committee also determined it was appropriate to grant to each of our NEOs a retention award consisting of restricted stock (“retention restricted stock award”).

Time-Vesting Restricted Stock. The time-vesting restricted stock award vests in three equal annual installments, with the first one-third of the total number of shares granted vesting on December 31, 2014, the second one-third of the total number of shares granted vesting on December 31, 2015, and the remainder of the number of shares granted vesting on December 31, 2016, subject to the executive’s continued employment through the applicable vesting date. The time-vesting restricted stock award was granted to our NEOs in the following amounts: Mr. Goldberg was granted 35,295 shares of restricted stock, Mr. Cline was granted 13,530 shares of restricted stock, Mr. Lombardi was granted 9,927 shares of restricted stock, Mr. Trivedi was granted 9,927 shares of restricted stock and Mr. Chloupek was granted 7,721 shares of restricted stock.

Performance Share Units (“PSUs”). The PSUs granted in fiscal 2014 are settled after the end of the performance period, which begins on April 8, 2014 and ends on December 31, 2016, based on the Company’s (1) total shareholder return relative to the total shareholder returns of members of a peer company group (“relative total shareholder return”) and (2) absolute compound annual growth rate total shareholder return (“Absolute CAGR TSR”), in each case, as defined in the PSU agreement. The actual value of the PSUs that become vested based on each performance measure (relative total shareholder return and Absolute CAGR TSR) is based on an achievement factor which, in each case, ranges from a 33% payout for threshold performance, to 100% for target performance, to 167% for maximum performance. For actual performance between the specified threshold, target and maximum levels, the resulting payout percentage will be adjusted on a linear basis. Seventy percent of the final PSU value will be determined subject to achievement under the relative total shareholder return measure, and 30% of the final PSU value will be determined subject to achievement under the Absolute CAGR TSR measure.

Once calculated, the final PSU value will be delivered to the executive, subject to the executive’s continued employment through the date of determination, in the form of shares of Company common stock determined by dividing the final PSU value by the price of the Company’s common stock at which shares were initially offered to the public in connection with the IPO ($17.00 per share).

The PSUs were granted to our NEOs in the following amounts, and such amounts assume that the target level of performance is achieved (with the actual value of the PSU to be earned based on the performance criteria described above): Mr. Goldberg was granted a target PSU value of $1,800,000, Mr. Cline was granted a target PSU value of $690,000, Mr. Lombardi was granted a target PSU value of $506,250, Mr. Trivedi was granted a target PSU value of $506,250 and Mr. Chloupek was granted a target PSU value of $393,750.

Retention Restricted Stock. The retention restricted stock award vests in three equal annual installments, with the first one-third of the total number of shares granted vesting on June 1, 2015, the second one-third of the total number of shares granted vesting on June 1, 2016, and the remainder of the total number of shares granted vesting on June 1, 2017, subject to the executive’s continued employment through the applicable vesting date. The retention restricted stock award was granted to our NEOs in the following amounts: Mr. Goldberg was granted 266,949 shares of restricted stock, Mr. Cline was granted 76,271 shares of restricted stock, Mr. Lombardi was granted 73,411 shares of restricted stock, Mr. Trivedi was granted 76,653 shares of restricted stock and Mr. Chloupek was granted 52,437 shares of restricted stock.

2015 Equity Awards

In February 2015, in connection with our annual review of our compensation for executives, the Compensation Committee determined to grant to each of our NEOs (1) time-vesting restricted stock (“time-vesting restricted stock award”) and (2) performance-vesting performance share units (“PSUs”). The Compensation Committee determined that these awards should be more heavily weighted towards performance-based awards to align executive officer compensation with shareholder value; accordingly, 75% of the total target value of the February 2015 equity award grants to our NEOs are PSUs that will vest based on the Company’s performance.

Time-Vesting Restricted Stock. The fiscal 2015 time-vesting restricted stock awards to our NEOs were made in the following amounts: Mr. Goldberg was granted 29,473 shares of restricted stock, Mr. Cline was granted 12,771 shares of restricted stock, Mr. Lombardi was granted 9,028 shares of restricted stock, Mr. Trivedi was granted 9,028 shares of restricted stock and Mr. Chloupek was granted 6,448 shares of restricted stock. The terms of the time-vesting restricted stock award granted in 2015 are generally the same as those described in the “2014 Post-IPO Equity Awards—Time-Vesting Restricted Stock” section above, other than that the shares vest on each of December 31, 2016, 2017 and 2018.

Performance Share Units (“PSUs”). The PSU grants to our NEOs in fiscal 2015 were made in the following amounts, assuming that the target level of performance is achieved: Mr. Goldberg was granted a target PSU value of $1,937,250, Mr. Cline was granted a target PSU value of $839,400, Mr. Lombardi was granted a target PSU value of $593,400, Mr. Trivedi was granted a target PSU value of $593,400 and Mr. Chloupek was granted a target PSU value of $423,825. The terms of the PSUs granted in 2015 are generally the same as those described in the 2014 “Performance Share Units” section above, other than that (i) the performance period begins on January 1, 2015 and ends on December 31, 2017, (ii) the Absolute CAGR TSR component was removed, such that the PSUs will vest based solely on the achievement of the relative total shareholder return, (iii) for the relative total shareholder return component, the maximum payout is now 200% if the Company is in the 90th percentile, and (iv) in the event that the Absolute CAGR TSR has a negative value, the resulting award is capped at 1.5 times the target award.

IPO Grants

In April 2014, in connection with the IPO, we made grants of vested shares of our common stock and unvested shares of restricted stock to Messrs. Goldberg, Lombardi, Trivedi and Chloupek. These IPO Grants, which the Compensation Committee determined to be appropriate in connection with the IPO, were made under the Omnibus Incentive Plan in the following amounts: Mr. Goldberg, 100,336 shares, Mr. Lombardi, 26,757 shares, Mr. Trivedi, 26,757 shares and Mr. Chloupek 16,723 shares. The shares were issued as follows: (1) 50% of each award was immediately vested, (2) 40% of each award vests on the first anniversary of the date of grant, contingent upon continued employment through that date, and (3) 10% of each award vests on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of the shares of our common stock or the seventh anniversary of the date of grant, contingent upon continued employment at that date. On November 25, 2014, Blackstone ceased to own 50% or more of the shares of our common stock. Consequently, 10% of each of Messrs. Goldberg’s, Lombardi’s, Trivedi’s and Chloupek’s shares vested on that date. The IPO Grants are reflected in the “Stock Awards” column of the “Summary Compensation Table” and in the “All Other Stock Awards” column of the “Fiscal 2014 Grants of Plan-Based Awards” table. In addition, the unvested shares of our restricted stock are reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-End” table and the vested shares of our common stock are reflected in the “Fiscal 2014 Option Exercises and Stock Vested” table.

Other Benefits and Perquisites

Our executives, including our NEOs, are eligible for specified benefits, such as group health, dental and disability insurance and basic life insurance premiums. These benefits are intended to provide competitive and adequate protection in case of sickness, disability or death. In addition, we generally provide specified perquisites to our NEOs, when determined to be necessary and appropriate, including employer-paid executive physical examinations, air travel, lodging, food and entertainment for family members accompanying these executives on business trips, and car allowances. In addition, in fiscal 2014, we also provided benefits to Messrs. Goldberg and Lombardi related to taxes incurred by them due to the legal structure of the Company prior to the IPO. The value of perquisites and other personal benefits are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote. We believe that these benefits are competitive in our industry and consistent with our overall compensation philosophy.

Retirement Benefits

The Company maintains a tax-qualified 401(k) plan, under which the Company matches each employee’s contributions dollar-for-dollar up to 3% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 2% of the employee’s eligible earnings. The maximum match available under the 401(k) plan is 4% of the employee’s eligible earnings. All matching contributions by us are always fully vested.

Severance Benefits

Pursuant to the terms of their employment agreements, each of Messrs. Goldberg, Cline and Chloupek has severance protection in the case of specified qualifying termination events. In addition, each of our equity award agreements contains severance provisions. The severance payments under these agreements are contingent upon the affected executive’s compliance with specified post-termination restrictive covenants. See “Potential Payments Upon Termination or Change in Control” for descriptions of payments to be made under these agreements.

Clawback Policy

We have adopted a clawback policy for incentive compensation plans. The Compensation Committee determined that it may be appropriate to recover annual and/or long-term incentive compensation in specified situations. Under the policy, if the Compensation Committee determines that incentive compensation of its current and former Section 16 officers (or any other employee designated by the board of directors or the Compensation Committee) was overpaid, in whole or in part, as a result of a restatement of the reported financial results of the Company or any of its segments due to material non-compliance with financial reporting requirements (unless due to a change in accounting policy or applicable law), and such restatement was caused or contributed, directly or indirectly, by such employee’s fraud, willful misconduct or gross negligence, then the Compensation Committee will determine, in its discretion, whether to seek to recover or cancel any overpayment of incentive compensation paid or awarded during the three-year period preceding the date on which the Company is required to prepare the restatement.

Ownership Policy

In June 2014, we adopted an executive stock ownership policy for our named executive officers, which provides the following guidelines relating to stock ownership by each of our named executive officers within five years of the later of (x) the date on which we make our first broad-based equity incentive grants following the IPO or (y) the date he or she first becomes subject to the stock ownership policy:

•	Chief Executive Officer: 4 times base salary

•	All other executive officers: 2 times base salary

Risk Assessment

The Compensation Committee believes that the design and objectives of our executive compensation program provide an appropriate balance of incentives for executives and avoid inappropriate risks. In this regard, our executive compensation program includes, among other things, the following design features:

•	Balances a mix of fixed versus variable, at-risk compensation;

•	Balances a mix of short-term cash and long-term equity incentive compensation;

•	Incentive plans establish caps on award payouts;

•	Provides that variable compensation is based on a variety of qualitative and quantitative performance goals;

•	Provides for a clawback of executive compensation in specified circumstances; and

•	Executive stock ownership policy.

Tax and Accounting Considerations

The Compensation Committee recognizes the tax and regulatory factors that can influence the structure of executive compensation programs. Section 162(m) of the Internal Revenue Code will limit the Company’s federal income tax deduction for compensation in excess of $1 million paid to NEOs except for the Chief Financial Officer. However, performance-based compensation can be excluded from the limitation as long as specified requirements are met.

We expect to be able to claim the benefit of a special exemption rule that applies to compensation paid (or compensation in respect of equity awards such as stock options or restricted stock granted) during a specified transition period following the IPO. This transition period may extend until the first annual stockholders meeting that occurs after the close of the third calendar year following the calendar year in which the IPO occurred, unless the transition period is terminated earlier under the Section 162(m) post-offering transition rules.

The Compensation Committee also considers the accounting implications of the various elements of our compensation program, including the impact on our financial results and the dilutive impact to stockholders of various forms of compensation.

Conversion of Equity Incentive Awards in the Entities that Owned our Predecessor Entities

Some of our management employees, including each of our named executive officers, were granted long-term incentive awards in the form of units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which prior to the IPO held interests in several of the Predecessor Entities. The Units were intended to be treated as “profits interests” for U.S. tax purposes.

On April 14, 2014, the Units were converted into vested shares of our common stock and unvested shares of restricted stock in connection with the Pre-IPO Transactions. The number of vested shares of common stock and unvested shares of restricted stock delivered was determined in a manner intended to replicate the respective economic value associated with the Units based on the valuation derived from the IPO price. A portion of the shares that would have been issued to Messrs. Goldberg, Lombardi, Trivedi and Chloupek were used to repay Blackstone and certain other holders in satisfaction of an advance and accrued interest thereon in respect of the Units, and the remainder of the shares for Messrs. Goldberg, Lombardi, Trivedi and Chloupek, and all of the shares for Mr. Cline, were issued to these executives as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% were unvested shares of restricted stock that vest on April 14, 2015, contingent upon continued employment through that date; and (3) 20% were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of the shares of our common stock or the seventh anniversary of the effective date, contingent upon continued employment at that date. On November 25, 2014, Blackstone ceased to own 50% or more of our common stock and, consequently, 20% of the unvested shares of restricted stock delivered to these executives vested.

The value of the vested shares of our common stock and unvested shares of restricted stock delivered to our executives upon the conversion of the Units is reflected in the “Stock Awards” column of the “Summary Compensation Table” and in the “All Other Stock Awards” column of the “Fiscal 2014 Grants of Plan-Based Awards” table. The unvested shares of restricted stock that vest on April 14, 2015 (generally contingent on the executive’s continued employment through that date) are also reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-End” table. The shares of our common stock that vested upon Blackstone’s ceasing to own 50% or more of the shares of our common stock are also reflected in the “Fiscal 2014 Option Exercises and Stock Vested” table.

The following table sets forth the number and value of the vested common stock and unvested restricted stock (the “Converted Units”) at the IPO price of $17.00 per share that each of our named executive officers received in respect of their Units.

Name	Vested common stock received in exchange for Units (#)		Unvested restricted stock received in exchange for Units (#)	Total Grant Date Fair Value ($17.00 per share) ($)(1)
Wayne B. Goldberg	351,773	(2)	527,658	14,950,327
Keith A. Cline	66,256		99,384	2,815,880
Angelo J. Lombardi	87,275	(3)	130,911	3,709,162
Rajiv K. Trivedi	91,474	(4)	137,209	3,887,611
Mark M. Chloupek	63,295	(5)	94,941	2,690,012

(1)	The total grant date fair values are excluded from our “Fiscal 2014 Supplemental Compensation Table” below, and in accordance with SEC rules, are included in the “Stock Awards” column of our “Summary Compensation Table” in our “Tabular Executive Compensation Disclosure” section below.
(2)	Excludes 100,335 shares that were used to repay Blackstone and certain other holders in satisfaction of an advance and accrued interest thereon allocated to Mr. Goldberg in respect of the Units.
(3)	Excludes 26,756 shares that were used to repay Blackstone and certain other holders in satisfaction of an advance and accrued interest thereon allocated to Mr. Lombardi in respect of the Units.
(4)	Excludes 26,756 shares that were used to repay Blackstone and certain other holders in satisfaction of an advance and accrued interest thereon allocated to Mr. Trivedi in respect of the Units.

(5)	Excludes 16,723 shares that were used to repay Blackstone and certain other holders in satisfaction of an advance and accrued interest thereon allocated to Mr. Chloupek in respect of the Units.

In addition to the Units described above, Messrs. Goldberg, Lombardi, Trivedi and Chloupek, as well as other members of management, purchased, directly or indirectly, for cash at fair market value, interests in some of the Predecessor Entities, which interests had economic characteristics similar to those of shares of common stock in a corporation and had no vesting schedule. These interests were converted to shares of our common stock in connection with the Pre-IPO Transactions and are reflected under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Fiscal 2014 Supplemental Compensation Table

We are providing the following table (the “Supplemental Table”) to provide summary compensation information for our named executive officers that excludes the effects of the conversions of Units made in connection with our IPO described above (“Conversions”). While the Conversions are reported as fiscal 2014 compensation in accordance with SEC rules, they were part of the Pre-IPO Transactions and we believe the following Supplemental Table will enable investors to better understand the compensation awarded to our named executive officers in fiscal 2014. Other than the Conversions, the information for the Supplemental Table is the same as that provided in our Summary Compensation Table and accompanying footnotes. The Supplemental Table below is intended to provide investors with additional compensation information and is not a replacement for our Summary Compensation Table below, which has been prepared in accordance with the SEC’s disclosure rules.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (excluding Conversions) ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Wayne B. Goldberg	2014	675,890	—	9,410,557	1,552,000	151,134	11,789,581
President and Chief Executive Officer

Keith A. Cline	2014	414,493	—	2,479,679	678,960	10,925	3,584,057
Executive Vice President and Chief Financial Officer

Angelo J. Lombardi	2014	398,288	—	2,591,175	654,750	83,557	3,727,770
Executive Vice President and Chief Operating Officer

Rajiv K. Trivedi	2014	398,288	18,900	2,651,800	588,600	45,831	3,703,419
Executive Vice President and Chief Development Officer

Mark M. Chloupek	2014	329,315	—	1,860,143	516,600	36,387	2,742,445
Executive Vice President and General Counsel

TABULAR EXECUTIVE COMPENSATION DISCLOSURE

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our NEOs for fiscal years indicated.

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Wayne B. Goldberg	2014	675,890	—	24,360,884	1,552,000	151,134	26,739,908
President and Chief Executive Officer	2013 2012	500,000 500,000	80,000 1,747,911		920,000 900,000	133,241 14,352	1,633,241 3,162,263

Keith A. Cline	2014	414,493	—	5,295,559	678,960	10,925	6,399,937
Executive Vice President and Chief Financial Officer	2013	343,269	251,356		298,644	125,968	1,019,237

Angelo J. Lombardi	2014	398,288	—	6,300,337	654,750	83,557	7,436,932
Executive Vice President and Chief Operating Officer	2013 2012	325,000 325,000	63,375 436,978		424,125 438,750	70,505 14,038	883,005 1,214,766

Rajiv K. Trivedi	2014	398,288	18,900	6,539,411	588,600	45,831	7,591,030
Executive Vice President and Chief Development Officer

Mark M. Chloupek	2014	329,315	—	4,550,155	516,600	36,387	5,432,457
Executive Vice President and General Counsel

(1)	The base salary of each of our NEOs was increased effective June 1, 2014 as follows: in the case of Mr. Goldberg, from $500,000 to $800,000; in the case of Mr. Cline, from $350,000 to $460,000, in the case of Mr. Lombardi, from $325,000 to $450,000; in the case of Mr. Trivedi, from $325,000 to $450,000; and in the case of Mr. Chloupek, from $300,000 to $350,000.
(2)	Amount in this column for 2014 represents the discretionary bonus that the Compensation Committee awarded to Mr. Trivedi. See “Compensation Discussion and Analysis” above.
(3)	Represents aggregate grant date fair value of stock awards granted during fiscal 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), without taking into account estimated forfeitures. The fiscal 2014 stock awards consist of the Units converted into vested shares of our common stock and unvested shares of restricted stock, the IPO Grants (consisting of vested shares of common stock and unvested shares of restricted stock), and the post-IPO equity awards (consisting of retention restricted stock award, time-vesting restricted stock award and PSUs). Terms of the fiscal 2014 stock awards are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above and in “Narrative to Summary Compensation Table and Fiscal 2014 Grants of Plan-Based Awards” table below. The assumptions made when calculating the amounts are found in Note 16: “Equity Based Compensation” to our Consolidated Financial Statements in Part II, Item 8 of our 2014 10-K. Of the PSUs granted, 70% of the final PSU value will be determined subject to achievement under the relative total shareholder return measure, and 30% of the final PSU value will be determined subject to achievement under the Absolute CAGR TSR measure. As the PSUs are only subject to market conditions and a service period requirement as defined under Topic 718, they have no maximum grant date fair values that differ from the fair values presented in the table.

(4)	Amounts in this column for fiscal 2014 include the amounts earned under the annual bonus plan. See “Compensation Discussion and Analysis—Elements of Compensation—2014 Annual Cash Incentive Compensation.”
(5)	All other compensation for 2014 includes 401(k) matching contributions of $10,400 for each of Messrs. Goldberg, Cline, Trivedi, Lombardi and Chloupek. In addition, for Messrs. Goldberg and Lombardi, the amounts include reimbursements of employment-related taxes and personal state tax liability incurred due to the legal structure of the Company prior to the IPO of $112,037 and $50,947, respectively, as well as additional amounts paid by the Company for related tax return preparation.

For Messrs. Goldberg, Trivedi, Lombardi and Chloupek, perquisites and other personal benefits included employer-paid long-term disability insurance and payments by the Company for air travel, lodging, food and entertainment for family members accompanying these executives on a business trip to New York in connection with the IPO. In addition, for Messrs. Goldberg, Trivedi and Chloupek, perquisites and other personal benefits included the employer-paid executive physical; for Messrs. Trivedi and Chloupek, a car allowance; and for Mr. Trivedi, payments by the Company for travel, food and entertainment for family members accompanying Mr. Trivedi at meals, events and trips with the Company’s franchisee partners. In accordance with the SEC’s disclosure rules, perquisites and other personal benefits provided to Mr. Cline are not included for fiscal 2014 because the aggregate incremental value of these items was less than $10,000.

Fiscal 2014 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to our NEOs during the fiscal year ended December 31, 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards(3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Wayne B. Goldberg		—	60,000	800,000	1,600,000	—	—	—	—		—
	Converted Units	04/14/2014	—	—	—	—	—	—	879,431	(4)	14,950,327
	IPO Grant	04/14/2014	—	—	—	—	—	—	100,336	(5)	1,670,594
	Post-IPO Retention Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	266,949	(6)	4,991,946
	Post-IPO Time-Vesting Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	35,295	(7)	660,017
	Post-IPO Performance Share Units Grant	06/11/2014	—	—	—	34,942	105,883	176,825	—		2,088,000
Keith A. Cline		—	23,000	460,000	690,000	—	—	—	—		—
	Converted Units	04/14/2014	—	—	—	—	—	—	165,640	(4)	2,815,880
	Post-IPO Retention Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	76,271	(6)	1,426,268
	Post-IPO Time-Vesting Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	13,530	(7)	253,011
	Post-IPO Performance Share Units Grant	06/11/2014	—	—	—	13,395	40,589	67,784	—		800,400

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards(3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Angelo J. Lombardi		—	22,500	450,000	675,000	—	—	—	—		—
	Converted Units	04/14/2014	—	—	—	—	—	—	218,186	(4)	3,709,162
	IPO Grant	04/14/2014	—	—	—	—	—	—	26,757	(5)	445,504
	Post-IPO Retention Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	73,411	(6)	1,372,786
	Post-IPO Time-Vesting Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	9,927	(7)	185,635
	Post-IPO Performance Share Units Grant	06/11/2014	—	—	—	9,828	29,780	49,733	—		587,250
Rajiv K. Trivedi		—	14,985	450,000	675,000	—	—	—	—		—
	Converted Units	04/14/2014	—	—	—	—	—	—	228,683	(4)	3,887,611
	IPO Grant	04/14/2014	—	—	—	—	—	—	26,757	(5)	445,504
	Post-IPO Retention Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	76,653	(6)	1,433,411
	Post-IPO Time-Vesting Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	9,927	(7)	185,635
	Post-IPO Performance Share Units Grant	06/11/2014	—	—	—	9,828	29,780	49,733	—		587,250
Mark M. Chloupek			8,750	350,000	525,000	—	—	—	—		—
	Converted Units	04/14/2014	—	—	—	—	—	—	158,236	(4)	2,690,012
	IPO Grant	04/14/2014	—	—	—	—	—	—	16,723	(5)	278,438
	Post-IPO Retention Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	52,437	(6)	980,572
	Post-IPO Time-Vesting Restricted Stock Grant	06/11/2014	—	—	—	—	—	—	7,721	(7)	144,383
	Post-IPO Performance Share Units Grant	06/11/2014	—	—	—	7,644	23,162	38,681	—		456,750

(1)	Reflects the possible payouts of cash incentive compensation under the 2014 Cash Bonus Plan. The actual amounts paid are reflected in the “Non-Equity Inventive Plan Compensation” column of the “Summary Compensation Table” and described in “Compensation Discussion and Analysis—Elements of Compensation—2014 Annual Cash Incentive Compensation” above.
(2)	Reflects PSU grants, the terms of which are summarized in the narrative below and under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above.
(3)	Represents the grant date fair value of each equity award computed in accordance with Topic 718, without taking into account estimated forfeitures.
(4)	Reflects vested shares of common stock and unvested shares of restricted stock delivered upon the conversion of the Units held by our NEOs, 40% of which were vested shares of our common stock, 40% of which were unvested shares of restricted stock that vest on April 14, 2015, contingent upon continued employment through that date, and 20% of which were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of the shares of our common stock or the seventh anniversary of the effective date, contingent upon continued employment through that date. On November 25, 2014, Blackstone ceased to own 50% or more of our common stock and, consequently, 20% of the unvested shares of restricted stock delivered to these executives vested. See “Compensation Discussion and Analysis—Conversion of Equity Incentive Awards in the Entities that Owned our Predecessor Entities” above.
(5)	Reflects IPO Grants, the terms of which are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above.
(6)	Reflects retention restricted stock grants, the terms of which are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above.

(7)	Reflects time-vesting restricted stock grants, the terms of which are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above.

Narrative to Summary Compensation Table and Fiscal 2014 Grants of Plan-Based Awards

Employment Agreements

Our employment agreements with Messrs. Goldberg, Cline and Chloupek are described below. For a description of the provisions of such employment agreements related to payments upon termination or change in control, see “Potential Payments Upon Termination or Change in Control” below.

Mr. Goldberg

Mr. Goldberg’s employment agreement, dated as of September 30, 2003, as amended as of November 9, 2005 and January 25, 2006, provides that he is to serve as Chief Executive Officer, is eligible to receive a base salary (which was increased from $500,000 to $800,000 as of June 1, 2014), and a bonus calculated at the then-current maximum level. In addition, Mr. Goldberg’s employment agreement provides him with a $1,100 monthly auto allowance, a benefit which he did not take advantage of in 2014. The employment agreement provides for an initial three-year employment term that extends automatically for additional one-year periods, unless we or the executive elects not to extend the term. Mr. Goldberg is also entitled to participate in all employee benefit plans, programs and arrangements made available to other executive officers generally.

Mr. Cline

Mr. Cline’s letter agreement, dated as of November 29, 2012, provides that he is to serve as our Chief Financial Officer commencing on January 7, 2013. Pursuant to the terms of his letter agreement, Mr. Cline is entitled to a base salary (which was increased from $350,000 to $460,000 as of June 1, 2014) and is eligible to receive a target bonus of 100% of his annual base salary. Mr. Cline also was entitled to receive a relocation bonus of $150,000 and reimbursement up to $100,000 for expenses incurred in connection with the relocation of his primary residence. In addition to his cash compensation, Mr. Cline was granted Units (as described below) that would provide a minimum in distributions (which could include a mix of cash and securities) of $2,400,000, subject to the terms of the long-term incentive awards described above. See “Conversion of Equity Incentive Awards in the Entities that Owned our Predecessor Entities” above for a description of the Units and “Potential Payments Upon Termination or Change in Control” below for a description of provisions related to payments upon termination or change in control.

Mr. Chloupek

Mr. Chloupek’s employment agreement, dated as of August 20, 2003, as amended August 17, 2005, provides that he is to serve as Senior Vice President, is eligible to receive a base salary (which was increased from $300,000 to $350,000 as of June 1, 2014), and is eligible to receive a cash incentive compensation, which amounts shall be determined by the Compensation Committee. The employment agreement provides for an initial three-year employment term that extends automatically for additional one-year periods, unless we or the executive elects not to extend the term.

Equity Awards

2014 Post-IPO Equity Awards—Restricted Stock

On June 11, 2014, we granted the retention restricted stock award and the time-vesting restricted stock award to each of our NEOs. For a description of these awards, see “Compensation Discussion and Analysis—

Long-Term Equity Compensation” above. The vesting terms of the retention restricted stock award and the time-vesting restricted stock award upon termination or a change in control are summarized below in “Potential Payments Upon Termination or Change in Control.”

2014 Post-IPO Equity Awards—Performance Share Units (“PSUs”)

On June 11, 2014, we granted PSUs which are described generally above under “Compensation Discussion and Analysis—Long-Term Equity Compensation” and the vesting terms of which upon an executive’s termination or a change in control are summarized in “Potential Payments Upon Termination or Change in Control” below. The grants of PSUs that we made to our named executive officers in 2014 have a performance period beginning on April 8, 2014 and ending on December 31, 2016. The Compensation Committee determined that the compensation opportunity under these grants will be based on performance weighted 70% on relative total shareholder return and 30% on Absolute CAGR TSR, in each case over the performance period. The Compensation Committee believes that the performance goals described below for the PSUs are reasonably attainable, yet provide an appropriate incentive to maximize our performance and shareholder value. The Compensation Committee believes that achievement of maximum performance against the goals would require exceptional corporate performance over the performance period.

Absolute CAGR TSR. Thirty percent of the final PSU value will be determined at the end of the performance period based upon the achievement of Absolute CAGR TSR targets by the Company during the performance period. The Company’s total shareholder return performance is calculated as the compounded annual growth rate (“CAGR”), expressed as a percentage (rounded to the nearest tenth of a percentage (0.1%)), in the value per share of common stock during the performance period due to the appreciation in the price per share of our common stock and dividends paid during the performance period (assuming dividends are reinvested). The resulting percentage results in an achievement factor that is then used to determine the final PSU value as follows:

Performance Level	Percentage of Target PSU Value that Vests
Maximum	50%
Target	30%
Threshold	10%
Below Threshold	0%

For actual performance between the specified threshold, target and maximum levels, the resulting payout percentage will be adjusted on a linear basis.

Relative Total Shareholder Return. Seventy percent of the final PSU value will be determined at the end of the performance period based upon the Company’s total shareholder return, calculated as set forth above, as compared to the total shareholder return of the comparison companies listed below. In order to compare the Company’s total shareholder return with that of our comparison companies, each company is ranked in order of its total shareholder return. The Company’s percentile rank among the comparison companies results in an achievement factor that is then used to determine the final PSU value as follows:

Performance Level	Percentage of Target PSU Value that Vests
Maximum	117%
Target	70%
Threshold	23%
Below Threshold	0%

For fiscal 2014, the following comparison companies are used for measuring relative total shareholder return for the PSUs. Only such companies that are public throughout the entire performance period will be included for purposes of the final calculation. The criteria used for selecting the PSU comparison group was similar in nature to the Peer Group used to benchmark our executive compensation. However, for this comparison group, we narrowed the criteria used to only hospitality/lodging companies (or REITs) and those companies for which we believe we compete for shareholder dollars.

Choice Hotels International	InterContinental Hotels Group

DiamondRock Hospitality Co.	LaSalle Hotel Properties

Extended Stay America	Marriott International, Inc.

Hersha Hospitality Trust	RLJ Lodging Trust

Hilton	Starwood Hotels & Resorts

Host Hotels & Resorts, Inc.	Summit Hotel Properties, Inc.

Hyatt Hotels Corporation

Once calculated, the final PSU value will be delivered to the executive, subject to the executive’s continued employment through the date of determination, in the form of shares of our common stock determined by dividing the final PSU value by the price of our common stock at which shares were initially offered to the public in connection with the IPO ($17.00 per share).

IPO Grants and Conversions

On April 14, 2014, in connection with the IPO, we granted vested shares of our common stock and unvested shares of restricted stock to Messrs. Goldberg, Lombardi, Trivedi and Chloupek (the “IPO Grants”). In addition, on April 14, 2014, the Units were converted into vested shares of our common stock and unvested shares of restricted stock. For a description of these awards, see “Compensation Discussion and Analysis—Long-Term Equity Compensation—IPO Grants” and “Compensation Discussion and Analysis—Conversion of Equity Incentive Awards in the Entities that Owned our Predecessor Entities.”

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards made to our NEOs as of December 31, 2014.

	Stock Award
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Wayne B. Goldberg	682,387	15,053,457	127,166	2,805,282
Keith A. Cline	151,547	3,343,127	48,748	1,075,381
Angelo J. Lombardi	178,007	3,926,834	35,766	788,998
Rajiv K. Trivedi	185,448	4,090,983	35,766	788,998
Mark M. Chloupek	127,569	2,814,172	27,818	613,665

(1)	Consists of the following outstanding shares of our restricted stock:

Name	Award	Grant Date	Number	Vesting
Mr. Goldberg	Unvested Converted Units	4/14/2014	351,773	In full on April 14, 2015
	IPO Grant	4/14/2014	40,135	In full on April 14, 2015
	Retention Restricted Stock	6/11/2014	266,949	Ratably on June 1, 2015, June 1, 2016 and June 1, 2017
	Time-Vesting Restricted Stock	6/11/2014	23,530	Ratably on December 31, 2015 and December 31, 2016
Mr. Cline	Unvested Converted Units	4/14/2014	66,256	In full on April 14, 2015
	Retention Restricted Stock	6/11/2014	76,271	Ratably on June 1, 2015, June 1, 2016 and June 1, 2017
	Time-Vesting Restricted Stock	6/11/2014	9,020	Ratably on December 31, 2015 and December 31, 2016
Mr. Lombardi	Unvested Converted Units	4/14/2014	87,275	In full on April 14, 2015
	IPO Grant	4/14/2014	10,703	In full on April 14, 2015
	Retention Restricted Stock	6/11/2014	73,411	Ratably on June 1, 2015, June 1, 2016 and June 1, 2017
	Time-Vesting Restricted Stock	6/11/2014	6,618	Ratably on December 31, 2015 and December 31, 2016
Mr. Trivedi	Unvested Converted Units	4/14/2014	91,474	In full on April 14, 2015
	IPO Grant	4/14/2014	10,703	In full on April 14, 2015
	Retention Restricted Stock	6/11/2014	76,653	Ratably on June 1, 2015, June 1, 2016 and June 1, 2017
	Time-Vesting Restricted Stock	6/11/2014	6,618	Ratably on December 31, 2015 and December 31, 2016
Mr. Chloupek	Unvested Converted Units	4/14/2014	63,295	In full on April 14, 2015
	IPO Grant	4/14/2014	6,690	In full on April 14, 2015
	Retention Restricted Stock	6/11/2014	52,437	Ratably on June 1, 2015, June 1, 2016 and June 1, 2017
	Time-Vesting Restricted Stock	6/11/2014	5,147	Ratably on December 31, 2015 and December 31, 2016

(2)	Values determined based on December 31, 2014 closing market price of our common stock of $22.06 per share.
(3)	Consists of outstanding PSUs granted on June 11, 2014. PSUs will vest, if at all, based on the Company’s achievement of each performance measure (relative total shareholder return and Absolute CAGR TSR) with respect to the period beginning on April 8, 2014 and ending on December 31, 2016, as determined by the Compensation Committee following the end of fiscal 2016. The terms of the PSUs are summarized above in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” and “Narrative to Summary Compensation Table and Fiscal 2014 Grants of Plan-Based Awards” table above. As of December 31, 2014, the achievement level with respect to relative total shareholder return was between threshold and target levels, and the achievement level with respect to Absolute CAGR TSR was above the target level. Accordingly, the number and value of PSUs reported in the table reflect amounts based on target performance for relative total shareholder return and maximum performance for Absolute CAGR TSR. The actual number of shares that will be distributed with respect to the PSUs is not yet determinable.

Fiscal 2014 Option Exercises and Stock Vested

The following table provides information regarding shares that vested during fiscal 2014 for our NEOs.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Wayne B. Goldberg	599,624	11,086,052
Keith A. Cline	103,894	1,937,432
Angelo J. Lombardi	150,274	2,778,875
Rajiv K. Trivedi	156,572	2,895,344
Mark M. Chloupek	107,548	1,990,601

(1)	Reflects shares of our common stock vested upon grant and the vesting of restricted stock during fiscal 2014, as further described below.

	Award	Number	Date of Acquisition
Mr. Goldberg	Vested Common Stock Received on Conversion of Units	351,773	4/14/2014
	Restricted Stock Received on Conversion of Units	175,885	11/25/2014
	IPO Grant	50,168	4/14/2014
	IPO Grant	10,033	11/25/2014
	Time-Vesting Restricted Stock	11,765	12/31/2014
Mr. Cline	Vested Common Stock Received on Conversion of Units	66,256	4/14/2014
	Restricted Stock Received on Conversion of Units	33,128	11/25/2014
	Time-Vesting Restricted Stock	4,510	12/31/2014
Mr. Lombardi	Vested Common Stock Received on Conversion of Units	87,275	4/14/2014
	Restricted Stock Received on Conversion of Units	43,636	11/25/2014
	IPO Grant	13,379	4/14/2014
	IPO Grant	2,675	11/25/2014
	Time-Vesting Restricted Stock	3,309	12/31/2014
Mr. Trivedi	Vested Common Stock Received on Conversion of Units	91,474	4/14/2014
	Restricted Stock Received on Conversion of Units	45,735	11/25/2014
	IPO Grant	13,379	4/14/2014
	IPO Grant	2,675	11/25/2014
	Time-Vesting Restricted Stock	3,309	12/31/2014
Mr. Chloupek	Vested Common Stock Received on Conversion of Units	63,295	4/14/2014
	Restricted Stock Received on Conversion of Units	31,646	11/25/2014
	IPO Grant	8,362	4/14/2014
	IPO Grant	1,671	11/25/2014
	Time-Vesting Restricted Stock	2,574	12/31/2014

(2)	Reflects the aggregate market value of shares of our common stock vested on the applicable date(s) of vesting.

2014 Pension Benefits

We have no pension benefits for our executive officers.

2014 Non-Qualified Deferred Compensation

We have no non-qualified defined contribution or other non-qualified compensation plans for executive officers.

Potential Payments Upon Termination or Change in Control

The following table describes the potential payments and benefits under the Company’s compensation and benefit plans and contractual agreements to which the named executive officers would have been entitled if a termination of employment or change in control occurred on December 31, 2014. All equity awards have been calculated using the closing stock price of our common stock on December 31, 2014 of $22.06. A description of the provisions governing such payments under our agreements and any material conditions or obligations applicable to the receipt of payments are described below under “Description of Termination and Change in Control Provisions.”

Executive Payment Elements	Involuntary Termination Without Cause	Termination for Good Reason	Death	Disability	Change- in- Control (Single- Trigger)	Termination in Connection with a Change-in- Control
Wayne B. Goldberg
Cash Severance(a)	$7,200,000	$7,200,000	$7,200,000	$7,200,000	—	$7,200,000
Equity Awards(b)	15,529,027	6,883,536	15,788,563	15,788,563	$17,284,870	17,803,942
Health & Welfare(c)	16,238	16,238	16,238	$167,788	—	16,238
Excise Tax Gross-Up(d)	N/A	N/A	N/A	N/A	—	4,714,226
Total Benefit	$22,745,264	$14,099,774	$23,004,800	$23,156,350	$17,284,870	$29,734,406
Keith Cline
Cash Severance(a)	$562,059	—	$562,059	$562,059	—	—
Equity Awards(b)	$2,063,823	$2,063,823	$2,163,314	$2,163,314	$4,198,503	$4,397,484
Health & Welfare(c)	—	—	—	—	—	—
Excise Tax Gross-Up(d)	N/A	N/A	N/A	N/A	—	—
Total Benefit	$2,625,882	$2,063,823	$2,725,372	$2,725,372	$4,198,503	$4,397,484
Angelo J. Lombardi
Cash Severance(a)	—	—	—	—	—	—
Equity Awards(b)	$4,060,584	$1,899,190	$4,133,581	$4,133,581	$4,554,419	$4,700,413
Health & Welfare(c)	—	—	—	—	—	—
Excise Tax Gross-Up(d)	N/A	N/A	N/A	N/A	—	—
Total Benefit	$4,060,584	$1,899,190	$4,133,581	$4,133,581	$4,554,419	$4,700,413
Rajiv K. Trivedi
Cash Severance(a)	—	—	—	—	—	—
Equity Awards(b)	$4,224,733	$1,970,708	$4,297,729	$4,297,729	$4,718,568	$4,864,561
Health & Welfare(c)	—	—	—	—	—	—
Excise Tax Gross-Up(d)	N/A	N/A	N/A	N/A	—	—
Total Benefit	$4,224,733	$1,970,708	$4,297,729	$4,297,729	$4,718,568	$4,864,561
Mark M. Chloupek
Cash Severance(a)	1,269,658	$1,269,658	$1,269,658	$1,269,658	—	$1,269,658
Equity Awards(b)	2,918,207	1,374,338	2,974,967	2,974,967	$3,302,294	3,415,836
Health & Welfare(c)	25,994	25,994	25,994	25,994	—	25,994
Excise Tax Gross-Up(d)	N/A	N/A	N/A	N/A	—	—
Total Benefit	$4,213,859	$2,669,990	$4,270,619	$4,270,619	$3,302,294	$4,711,488

(a)	Cash Severance: The amount of any cash severance payment (e.g., base salary, annual bonus, and pro-rata non-equity incentive plan compensation payments). As described below, Mr. Cline is eligible to receive severance in an amount equal to the amount, if any, by which $2.4 million exceeds the total value of his Units plus any prior distributions with respect to the Units at the time of his termination. In the case of a termination without cause or as a result of death or disability, the total value of Mr. Cline’s converted units vested through December 31, 2014 would not exceed $2.4 million. Therefore, Mr. Cline’s cash severance amounts reported above reflect the difference between $2.4 million and the value of his Converted Units vested through December 31, 2014. In the case of a termination in connection with a change in control, Mr. Cline’s remaining unvested Converted Units would vest and the total value of his Converted Units vested through December 31, 2014 would exceed $2.4 million. Therefore, Mr. Cline would not receive any cash severance upon a termination in connection with a change in control. Mr. Cline is not eligible to receive cash severance in the event of termination for good reason.

(b)	Equity Awards: Represents accelerated vesting of restricted stock and PSUs. For PSU awards, the amount represents the potential payout assuming the performance period ended on December 31, 2014 and is based on actual performance as of that date.
(c)	Health & Welfare: For Messrs. Goldberg and Chloupek, assumes health and welfare benefit continuation for 12 months, except in the case of disability for Mr. Goldberg, assumes benefit continuation through the age of 65. Mr. Goldberg’s benefit value represents company paid premiums only, and Mr. Chloupek’s benefit value represents both company paid and employee paid premiums.
(d)	Excise Tax Gross-Up: In the event of a termination in connection with a change in control, Messrs. Goldberg and Chloupek are entitled to an excise tax gross-up payment. The amount reported above for Mr. Goldberg reflects the amount he would receive under the terms of his employment agreement described below. Mr. Chloupek is not in an excise tax position and therefore would not receive an excise tax gross-up payment.

Description of Termination and Change in Control Provisions

The following is a description of the provisions governing the payments set forth above under our employment agreements and equity awards, as well as any material conditions or obligations applicable to the receipt of payments.

Employment Agreement Provisions

Mr. Goldberg. Pursuant to the terms of Mr. Goldberg’s employment agreement, upon a termination by us without cause, or by Mr. Goldberg for good reason or as a result of death or disability, and subject to his signing a general release of claims, he is entitled to receive a lump-sum payment equal to three times the sum of his then-current annual base salary and bonus calculated at the then-current maximum level, subject to continued compliance with the restrictive covenants described below. In addition, Mr. Goldberg would be entitled to receive continued healthcare coverage for 12 months following such termination (or, if later, the date that Mr. Goldberg becomes eligible for Medicare if his employment terminates on account of disability), or until such earlier time that Mr. Goldberg receives comparable coverage. In the event that Mr. Goldberg’s employment is terminated as a result of his death, his spouse and his eligible dependents are entitled to receive continued healthcare coverage for 12 months. Mr. Goldberg’s employment agreement also provides for reimbursement by us on a “grossed up” basis for all taxes incurred in connection with all payments or benefits provided to him upon a change in control that are determined by us to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, or any similar federal or state excise tax, FICA tax or interest penalties with respect to such excise tax.

Mr. Goldberg’s employment agreement also contains restrictive covenants, including an indefinite covenant not to disclose confidential information, and, during Mr. Goldberg’s employment and for the one-year period following the termination of his employment, covenants related to non-competition (other than a termination by the Company without cause or by Mr. Goldberg for good reason) and non-solicitation of employees of the Company, and a covenant not to disparage the Company.

Mr. Cline. Pursuant to the terms of Mr. Cline’s severance agreement, dated as of January 7, 2013, in the event Mr. Cline is terminated for reasons other than “cause” (as defined in the agreement), Mr. Cline is eligible to receive severance in an amount equal to the amount, if any, by which $2,400,000 exceeds, at the time of his termination, the total value of his Units plus any prior distributions with respect to the Units. For purposes of calculating Mr. Cline’s severance amount, from and after the IPO, the value of Mr. Cline’s Units is calculated based upon the fair market value of each Unit as of the date such Unit vested based upon the fair market value of the Company’s common stock as of the date such Units vested, or, to the extent the conversion of his Units resulted in the receipt of unvested shares of restricted stock, the fair market value of our common stock as of the date such shares vest.

Mr. Chloupek. Pursuant to the terms of Mr. Chloupek’s employment agreement, upon a termination by us without cause or by Mr. Chloupek for good reason, and subject to his signing a general release of claims, he is entitled to severance payments in an amount equal to one and one-half times the sum of his average (A) annual base salary and (B) incentive compensation, in each case over the three immediately preceding fiscal years, payable over the 18-month period after his date of termination of employment (the “Severance Amount”), subject to continued compliance with the restrictive covenants described below. In the event Mr. Chloupek commences any employment during the 12-month period following the date of his termination of employment, we are entitled to reduce his remaining Severance Amount by 50% of the amount of any cash compensation received by him during such period. In addition, if Mr. Chloupek commences any employment after the six-month period following the first anniversary of his termination of employment, we are entitled to reduce his remaining Severance Amount by 25% of the amount of any cash compensation received by him during such period.

In the event of Mr. Chloupek’s termination of employment without cause, for good reason or due to death or disability, Mr. Chloupek is entitled to receive his prorated bonus in a lump sum payment at the rate of his bonus for the fiscal year of his termination. In the event that such termination of employment occurs within the first six months of the year, his prorated bonus will not exceed 50% of the maximum bonus which he could have been paid in the year immediately preceding the year of his termination of employment. In addition, he (other than in the case of his death), his spouse and his eligible dependents are entitled to receive continued healthcare coverage for one year following such termination.

If, within 12 months after a change in control, Mr. Chloupek’s employment is terminated without cause or for good reason, his employment agreement provides for the payment of the Severance Amount over the 18-month period after the date of termination, however, the Company does not have the right to set off any amounts received by Mr. Chloupek from a new employer if he commences employment within such 18 month-period. In the event Mr. Chloupek is terminated within 12 months following a change in control, he, his spouse and his eligible dependents are entitled to receive continued healthcare coverage for one year following such termination.

Mr. Chloupek’s employment agreement provides for reimbursement by us on a “grossed up” basis for all taxes incurred in connection with all payments or benefits provided to him upon a change in control that are determined by us to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code in an amount equal to the lesser of (A) the aggregate amount of all excise tax payments on a “grossed up” basis, or (B) 1.25 times his then-current annual base salary.

Mr. Chloupek’s employment agreement contains restrictive covenants, including an indefinite covenant not to disclose confidential information, and, during Mr. Chloupek’s employment and for the 18-month period following the termination of his employment, covenants related to non-competition and non-solicitation of employees and customers of the Company.

Treatment of Equity Awards

Time-Vesting Restricted Stock. Under the terms of the time-vesting restricted stock awards, upon termination of an executive’s employment without cause or with good reason on or following a change in control or upon termination of an executive’s employment due to the executive’s death or disability, all unvested time-vesting restricted stock will immediately vest. In addition, upon termination of an executive’s employment without cause or with good reason prior to a change in control, the number of shares of time-vesting restricted stock that would have vested on the next scheduled vesting date following such termination will immediately vest. If the executive’s employment terminates for any reason other than as described above, all unvested time-vesting restricted stock will be forfeited.

PSUs. Under the terms of the PSU awards, upon the executive’s termination of his or her employment for good reason or termination of the executive’s employment without cause, or the executive’s death or disability during the performance period, a pro-rated portion of the PSU award will immediately vest based on actual performance, with such pro-ration based on the number of days in the performance period that have elapsed. Upon a change in control during the performance period, the PSU will immediately vest with the final value of the PSU determined based on actual performance through the date of the change in control, but the Committee will have the discretion to settle such PSUs in either cash or shares of Company common stock. If the executive’s employment terminates for any reason other than as described above, the executive’s PSUs will be forfeited.

Retention Restricted Stock. Under the terms of the retention restricted stock award, upon termination of an executive’s employment without cause or an executive’s termination of his or her employment with good reason, termination due to the executive’s death or disability or upon a change in control all unvested retention restricted stock will immediately vest. If the executive’s employment terminates for any reason other than as described above, all unvested retention restricted stock will be forfeited.

IPO Grants. Under the terms of the restricted stock granted as part of the IPO Grants, if the executive’s employment is terminated without cause or as a result of disability or death, or in the event of a change of control (each as defined in the Omnibus Incentive Plan), all outstanding shares of restricted stock will vest.

Converted Units. Under the terms of the restricted stock received by our NEOs upon the conversion of the Units, if the executive’s (other than Mr. Cline’s) employment is terminated without cause (as defined in the LLC Agreement) or as a result of disability (as defined in the LLC Agreement) or death, or in the event of a change in control (as defined in the Omnibus Incentive Plan) all outstanding shares of restricted stock will vest. As to Mr. Cline, unvested shares of restricted stock will receive the same treatment upon a change in control as that of the other executives and will fully vest, but, if he is terminated without cause or as a result of death or disability, rather than full vesting, a number of his then-unvested shares of restricted stock will vest as necessary so that he is vested as to all of his shares received in the conversion in no less than a percentage of the shares equal to 20% multiplied by each year that has elapsed from commencement of his employment in January 2013 through the date of such termination.

Compensation of Directors

Prior to the IPO, each of our non-employee directors other than those affiliated with Blackstone who served as directors of some of the Predecessor Entities received an annual cash retainer of $115,000 (or $125,000 in the case of Mr. Bowers) payable quarterly and were reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings. Our employee directors and Blackstone-affiliated directors received no additional compensation for serving on our board of directors or committees thereof.

In connection with the IPO, effective April 14, 2014, each outside director (other than the directors employed by our Sponsor) was entitled to annual compensation as follows:

•	Annual cash retainer of $60,000 payable quarterly;

•	Additional cash retainer payable quarterly for serving on committees or as the chairperson of specified committees as follows:

•	members (other than the chairperson of the Audit Committee and the Compensation Committee) of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will receive an additional $5,000 for serving on more than one committee; and

•	the chairperson of each of the Audit Committee and the Compensation Committee will receive an additional $10,000 annually; and

•	Equity award having a fair market value of $100,000 payable annually in restricted stock units which vest over three years in equal installments from the date of grant and where such award must be held until the earlier of the director’s termination or the date the director meets the stock ownership guidelines described below.

In addition, if an outside director is also chairman of our board of directors, the director shall receive an additional annual cash retainer of $25,000 payable quarterly and an additional annual equity award having a fair market value of $50,000.

Our directors are not paid any fees for attending meetings; however, our directors are reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings.

We adopted a stock ownership policy effective upon the consummation of the IPO. Each of our non-employee directors is required to own stock in an amount equal to five times his or her annual cash retainer, provided that a non-employee director who is employed by a stockholder of the Company that meets the ownership requirements for a non-employee director shall be exempt from such requirement. Each director is expected to meet these ownership guidelines within five years from the later of the date of the first annual grant to such directors following the consummation of the IPO and when the director first becomes subject to the policy.

In June 2014, we granted each of Messrs. Bowers, Cisneros and Shah 5,348 restricted stock units. The restricted stock units vest in three equal annual installments from the date of grant, with the first one-third of the number of restricted stock units granted vesting on June 11, 2015, the second one-third of the total number of restricted stock units granted vesting on June 11, 2016, and the remainder of the number of restricted stock units granted vesting on June 11, 2017, subject to the director’s continued service through the applicable vesting date. If the director’s service terminates for any reason other than as described below, all unvested restricted stock units will be forfeited. Upon termination of a director’s service due to the director’s death or disability, or upon the occurrence of a change in control, all unvested restricted stock units will immediately vest.

In November 2014, we granted Mr. Shah 861 restricted stock units upon his appointment as Chairman of our board of directors. The restricted stock units vest in three equal annual installments from the date of grant, with the first one-third of the number of restricted stock units granted vesting on November 25, 2015, the second one-third of the total number of restricted stock units granted vesting on November 25, 2016, and the remainder of the number of restricted stock units granted vesting on November 25, 2017, subject to the director’s continued service through the applicable vesting date. If the director’s service terminates for any reason other than as described below, all unvested restricted stock units will be forfeited. Upon termination of a director’s service due to the director’s death or disability, or upon the occurrence of a change in control, all unvested restricted stock units will immediately vest.

Director Compensation for Fiscal 2014

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Glenn Alba	—	—	—
Alan J. Bowers	83,750	100,008	183,758
Henry G. Cisneros	73,750	100,008	173,758
Giovanni Cutaia	—	—	—
Jonathan D. Gray	—	—	—
Brian Kim	—	—	—
Michael B. Nash	—	—	—
Mitesh B. Shah	80,034	118,502	198,536
William J. Stein	—	—	—
Gary M. Sumers(3)	—	—	—

(1)	Includes amounts paid under our pre-IPO compensation program for outside directors.

(2)	Represents the aggregate grant date fair value of restricted stock units granted during 2014. The grant date fair value of the 5,348 restricted stock units granted to Messrs. Bowers, Cisneros and Shah in June 2014 was $100,008. The grant date fair value of the 861 restricted stock units granted to Mr. Shah in November 2014 was $18,494. The assumptions used in the valuation are discussed in Note 16: “Equity Based Compensation” to our Consolidated Financial Statements in Part II, Item 8 of our 2014 10-K. The aggregate number of restricted stock units outstanding as of December 31, 2014 for our non-employee directors was as follows: 5,348 restricted stock units for Mr. Bowers, 5,348 restricted stock units for Mr. Cisneros, and 6,209 restricted stock units for Mr. Shah.
(3)	Mr. Sumers declined to receive any compensation as a director for so long as he served as a Senior Advisor to Blackstone, a role he continued in throughout 2014. Effective as of December 31, 2014, Mr. Sumers ceased his service as a Senior Advisor to Blackstone and will receive director compensation commensurate with the compensation provided to our outside directors (other than directors employed by Blackstone).

COMPENSATION COMMITTEE MATTERS

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Executive Compensation section with management. Based on its review and discussion with management, the Compensation Committee recommended to the board of directors that the Executive Compensation section be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014.

Submitted by the Compensation Committee of the board of directors:

        Gary M. Sumers, Chair

        Giovanni Cutaia

        Mitesh B. Shah

Compensation Committee Interlocks and Insider Participation

During 2014, none of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. We are parties to certain transactions with Blackstone described in the “Transactions with Related Persons” section of this Form 10-K/A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 6, 2015 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.

Name	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
Principal Stockholder:
Blackstone(1)	59,035,576	45.1%
Directors and Named Executive Officers:
Wayne B. Goldberg(2)	990,423	*
Keith A. Cline(3)	200,722	*
Angelo J. Lombardi(4)	235,017	*
Rajiv K. Trivedi(5)	244,557	*
Mark M. Chloupek(6)	180,122	*
Glenn Alba(7)	—	—
Alan J. Bowers	—	—
Henry G. Cisneros	—	—
Giovanni Cutaia(7)	—	—
Brian Kim(7)	—	—
Michael Nash(7)	—	—
Mitesh B. Shah	—	—
Gary M. Sumers	—	—
Directors and executive officers as a group (17 persons)(8)	2,082,530	1.6%

*	Less than 1%
(1)	Reflects shares of our common stock directly held by BRE/LQJV-NQ L.L.C., BRE/ Prime Mezz 2 L.L.C., Blackstone Real Estate Partners IV L.P., Blackstone Real Estate Partners IV.F L.P., Blackstone Real Estate Partners IV.TE.2 L.P., Blackstone Real Estate Partners (DC) IV.TE.1 L.P., Blackstone Real Estate Partners (DC) IV.TE.2 L.P., Blackstone Real Estate Partners (DC) IV.TE.3-A L.P., Blackstone Real Estate Holdings IV L.P., Blackstone Real Estate Partners V L.P., Blackstone Real Estate Partners V.F L.P., Blackstone Real Estate Partners V.TE.1 L.P., Blackstone Real Estate Partners V.TE.2 L.P., Blackstone Real Estate Partners (AIV) V L.P., and Blackstone Real Estate Holdings V L.P. (together, the “Blackstone Funds”).

The managing members of BRE/LQJV-NQ L.L.C. are Blackstone Real Estate Partners IV L.P. and Blackstone Real Estate Partners V L.P.

The managing member of BRE/Prime Mezz 2 L.L.C. is BRE/Prime Mezz 3-A L.L.C. The managing member of BRE/Prime Mezz 3-A L.L.C. is BRE/Prime Holdings L.L.C. The managing member of BRE/Prime Holdings L.L.C. is WIH Hotels L.L.C. The managing member of WIH Hotels L.L.C. is Blackstone Real Estate Partners IV L.P.

The general partner of each of Blackstone Real Estate Partners IV L.P., Blackstone Real Estate Partners IV.F L.P., Blackstone Real Estate Partners IV.TE.2 L.P., Blackstone Real Estate Partners (DC) IV.TE.1 L.P., Blackstone Real Estate Partners (DC) IV.TE.2 L.P. and Blackstone Real Estate Partners (DC) IV.TE.3-A L.P. is Blackstone Real Estate Associates IV L.P. The general partner of Blackstone Real Estate Associates IV L.P. is BREA IV L.L.C.

The general partner of each of Blackstone Real Estate Partners V L.P., Blackstone Real Estate Partners V.F L.P., Blackstone Real Estate Partners V.TE.1 L.P., Blackstone Real Estate Partners V.TE.2 L.P., Blackstone Real Estate Partners (AIV) V L.P. is Blackstone Real Estate Associates V L.P. The general partner of each of Blackstone Real Estate Associates V L.P. is BREA V L.L.C.

The general partner of Blackstone Real Estate Holdings V L.P. is BREP V Side-by-Side GP L.L.C. The general partner of Blackstone Real Estate Holdings IV L.P. is BREP IV Side-by-Side GP L.L.C.

The sole member of each of BREP IV Side-by-Side GP L.L.C. and BREP V Side-by-Side GP L.L.C. and managing member of each of BREA IV L.L.C. and BREA V L.L.C is Blackstone Holdings II L.P. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The sole shareholder of Blackstone Holdings I/II GP Inc. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the entities that may be deemed to directly or indirectly control shares held by the Blackstone Funds and Mr. Schwarzman may be deemed to beneficially own such shares directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares (other than the Blackstone Funds to the extent of their direct holdings). The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)	Includes 711,860 shares of unvested restricted stock, 40,135 shares of which was granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015 and 351,773 shares of which was received in respect of the Units held by Mr. Goldberg and will vest on April 14, 2015, in each case, generally subject to Mr. Goldberg’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock granted to Mr. Goldberg.
(3)	Includes 164,318 shares of unvested restricted stock, 66,256 shares of which was received in respect of the Units held by Mr. Cline and will vest on April 14, 2015, generally subject to Mr. Cline’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock granted to Mr. Cline.
(4)	Includes 187,035 shares of unvested restricted stock, 10,703 shares of which was granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015 and 87,275 shares of which was received in respect of the Units held by Mr. Lombardi or granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015, in each case, generally subject to Mr. Lombardi’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock granted to Mr. Lombardi.
(5)	Includes 194,476 shares of unvested restricted stock, 10,703 shares of which was granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015 and 91,474 shares of which was received in respect of the Units held by Mr. Trivedi or granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015, in each case, generally subject to Mr. Trivedi’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock granted to Mr. Trivedi.
(6)	Includes 134,017 shares of unvested restricted stock, 6,690 shares of which was granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015 and 63,295 shares of which was received in respect of the Units held by Mr. Chloupek or granted pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015, in each case, generally subject to Mr. Chloupek’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock granted to Mr. Chloupek.
(7)	Messrs. Alba, Cutaia, Kim and Nash are each employees of Blackstone, but each disclaims beneficial ownership of the shares beneficially owned by Blackstone.
(8)	Includes 1,584,201 shares of unvested restricted stock, 76,259 shares of which was granted to our executive officers as a group pursuant to the 2014 Omnibus Incentive Plan and will vest on April 14, 2015 and 729,729 shares of which was received in respect of the Units held by our executive officers as a group and will vest on April 14, 2015, in each case, generally subject to the applicable executive officer’s continued employment. Does not include shares issuable upon settlement of performance-vesting restricted stock units granted to our executive officers.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plan approved by shareholders(1)	664,566	N/A	10,884,636

(1)	Relates only to the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”) detailed below.
(2)	Relates to performance-vesting restricted stock units (assuming maximum performance for each of the performance measures) granted to our management in 2014 and outstanding under our 2014 Omnibus Incentive Plan.
(3)	Relates to additional shares reserved for future awards under our 2014 Omnibus Incentive Plan.

On April 8, 2014, our board of directors and our then sole stockholder adopted the 2014 Omnibus Incentive Plan under which 13,000,000 shares of common stock were reserved. The 2014 Omnibus Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of La Quinta. If an award under the 2014 Omnibus Incentive Plan terminates, lapses or is settled without the payment of the full number of shares subject to the award, the undelivered shares may be granted again under the 2014 Omnibus Incentive Plan. As of December 31, 2014, there were no equity compensation plans not approved by La Quinta stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

Our board of directors has adopted a written statement of policy regarding transactions with related persons, which we refer to as our “related person policy.” Our related person policy requires that a “related person” (as defined as in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our General Counsel any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The General Counsel will then promptly communicate that information to our board of directors. Each related person transaction shall either be approved in advance, or ratified after consummation of the transaction, by our board of directors or a duly authorized committee thereof. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Stockholders’ Agreement

In connection with the IPO, we entered into a stockholders’ agreement with Blackstone. This agreement required us to nominate a number of individuals designated by Blackstone for election as our directors at any meeting of our stockholders, each a “Sponsor Director,” such that, upon the election of each such individual, and each other individual nominated by or at the direction of our board of directors or a duly-authorized committee of the board, as a director of our Company, the number of Sponsor Directors serving as directors of our Company will be equal to: (1) if Blackstone continues to beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 40% (but less than 50%) of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising our board of directors; (3) if Blackstone continues to beneficially own at least 30% (but less than 40%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (4) if Blackstone continues to beneficially own at least 20% (but less than 30%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (5) if Blackstone continues to beneficially own at least 5% (but less than 20%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. For so long as the stockholders’ agreement remains in effect, Sponsor Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our board created by the removal or resignation of a Sponsor Director, the stockholders’ agreement will require us to nominate an individual designated by our Sponsor for election to fill the vacancy.

The stockholders’ agreement will remain in effect until our Sponsor is no longer entitled to nominate a Sponsor Director pursuant to the stockholders’ agreement, unless our Sponsor requests that it terminate at an earlier date.

Registration Rights Agreement

In connection with the IPO, we entered into a registration rights agreement that provides Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act. The offering by Blackstone in November 2014 was made pursuant to the registration rights agreement.

Indemnification Agreements

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.

Pre-IPO Transactions

On April 14, 2014 and as part of the Pre-IPO Transactions, one of the Predecessor Entities entered into an agreement to purchase the limited liability company interests of a Blackstone affiliate that owns, directly or indirectly, the Previously Managed Portfolio. As consideration for such purchase and subject to adjustment as provided in the agreement, our affiliate received a net amount equal to $76.9 million in cash and 4,348,284 shares of common stock of the Registrant. The agreement provides for customary representations and warranties. In addition, the agreement provides certain indemnifications of both the purchaser and seller, which in some cases will be subject to a liability cap.

On April 14, 2014 and as part of the Pre-IPO Transactions, La Quinta Intermediate Holdings L.L.C. acquired La Quinta Management L.L.C., of which Wayne B. Goldberg owned 70% and Angelo J. Lombardi owned 30%, for a purchase price of $815,000 in cash.

Products and Services

Alliant Insurance Services, Inc., or Alliant, which had been owned by Blackstone until 2012, provided us certain broker services, claims support services, risk management support and other services through July 2014. In consideration for Alliant’s services, our payments to Alliant totaled $0.4 million for the fiscal year ended December 31, 2014.

Entities affiliated with Travelport, LP, or Travelport, in which certain Blackstone entities have an interest, provide computerized reservations and ticketing and other services to travel agencies and others in the travel industry. We are party to a master services agreement with Travelport whereby we agree to pay specified fees per hotel booking and to purchase certain advertising services. Our payments for services from Travelport totaled $1.9 million for the fiscal year ended December 31, 2014.

Debt and Interest Payments

As of December 31, 2014, approximately $43.9 million aggregate principal amount of our senior secured term loan facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

Other Relationships

Blackstone Advisory Partners L.P., an affiliate of Blackstone, received aggregate compensation of approximately $3.0 million for acting as underwriter or co-manager in connection with financing transactions by us, including our IPO, during 2014 and $485,000 for providing certain financial consulting services in connection with the public offering of our common stock by certain stockholders in November 2014.

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence and Independence Determinations” of this Form 10-K/A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PUBLIC ACCOUNTING FIRM

Audit and Non-Audit Fees

In connection with the audit of the 2014 financial statements, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP will perform audit services for the Company.

The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audits of our annual consolidated financial statements for the years ended December 31, 2014 and 2013:

	2014	2013
Audit fees(1)	$952,000	$1,632,000
Audit-related fees(2)	1,442,000	1,964,000
Tax fees(3)	1,797,000	949,000
All other fees(4)	—	—
Total:	$4,191,000	$4,545,000

(1)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements and the reviews of financial statements. The fees are for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Includes fees billed in each of the last two fiscal years for services performed that are related to the Company’s SEC filings (including costs relating to the Company’s IPO and November 2014 secondary offering) and other research and consultation services.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Deloitte & Touche’s independence and concluded that it was.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee has established procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm and, subject to the next sentence, pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement. As part of such procedures, the Audit Committee has delegated to its chair the authority to review and pre-approve any such services in between the Audit Committee’s regular meetings. Any such pre-approval will be subsequently considered and ratified by the Audit Committee at the next regularly scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

DOCUMENTS FILED AS PART OF THIS REPORT:

1. and 2. Financial Statements and Schedules

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.

3. Exhibit Index

Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

3.2	Amended and Restated By-Laws of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.1	Stockholders’ Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.2	Registration Rights Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.3*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.4*	Amended and Restated Employment Agreement, dated September 30, 2003, between La Quinta Corporation and Wayne B. Goldberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.5*	First Amendment to Amended and Restated Employment Agreement, dated November 9, 2005, between La Quinta Corporation and Wayne B. Goldberg (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.6*	Second Amendment to Amended and Restated Employment Agreement, dated January 25, 2006, between LQ Management L.L.C. and Wayne B. Goldberg (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.7*	Letter and Severance Agreement, dated January 7, 2013, between LQ Management L.L.C. and Keith Cline (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.8*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.9	Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

Exhibit Number	Exhibit Description

10.10	Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.11*	Form of La Quinta Holdings Inc. Share Distribution Acknowledgement (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.12*	Form of Restricted Stock Grant Notice under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.13	Agreement of Purchase and Sale, dated as of April 8, 2014, between BRE/Prime Mezz 2 L.L.C., as seller, and Lodge Holdco III L.L.C., as buyer (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.14*	Form of Performance Share Unit Agreement under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412))

10.15*	Form of Restricted Stock Grant Notice (Retention Award) under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412))

10.16*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412))

10.17*	Form of Restricted Stock Unit Grant Notice under the 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412))

10.18*	Form of Performance Share Unit Agreement under the 2014 Omnibus Incentive Plan relating to the 2015 Performance Compensation Awards

10.19*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) under the 2014 Omnibus Incentive Plan relating to the 2015 Time-Based Restricted Stock Awards

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP as to La Quinta Holdings Inc.

31.1**	Certificate of Wayne B. Goldberg, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

31.2**	Certificate of Keith A. Cline, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014

31.3	Certificate of Wayne B. Goldberg, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014

31.4	Certificate of Keith A. Cline, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2014

Exhibit Number	Exhibit Description

32.1**	Certificate of Wayne B. Goldberg, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

32.2**	Certificate of Keith A. Cline, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014)

99.1**	Section 13(r) Disclosure

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on March 12, 2015.

LA QUINTA HOLDINGS INC. (Registrant)

By:	/s/ Keith A. Cline
Name: Keith A. Cline
Title: Executive Vice President and Chief Financial Officer