Form 10-Q
period 2015-03-31
La Quinta Holdings Inc.
filed 2015-04-30
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The registrant had outstanding 130,810,998 shares of Common Stock, par value $0.01 per share as of April 24, 2015.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2015

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”), and in this report, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	business, financial, and operating risks inherent to the hospitality industry;

•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;

•	contraction in the global economy or low levels of economic growth;

•	inability to compete effectively;

•	any deterioration in the quality or reputation of our brand;

•	inability to develop our pipeline;

•	the geographic concentration of our hotels;

•	delays or increased expense relating to our efforts to develop, redevelop or renovate our hotels;

•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;

•	inability to access capital necessary for growth;

•	seasonal and cyclical volatility in the hotel industry;

•	inability to maintain good relationships with our franchisees;

•	inability to protect our brand standards;

•	risks resulting from significant investments in owned real estate;

•	failure to keep pace with developments in technology;

•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;

•	inability to protect our guests’ personal information;

•	failure to comply with marketing and advertising laws;

•	disruptions to our reservation system;

•	failure to protect our trademarks and other intellectual property;

•	risks of doing business internationally;

•	the loss of senior executives or key field personnel;

•	the results of the audit by the Internal Revenue Service;

•	our substantial indebtedness; and

•	Blackstone’s significant influence of us.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$81,853	$109,857
Accounts receivable, net of allowance for doubtful accounts of $4,736 and $4,567	40,911	39,938
Deferred tax assets	48,193	59,746
Other current assets	12,924	11,581

Total Current Assets	183,881	221,122

Property and equipment, net of accumulated depreciation	2,806,789	2,826,248
Intangible assets, net of accumulated amortization	179,075	179,406
Deferred costs, net of accumulated amortization	27,266	28,295
Other non-current assets	10,690	10,636

Total Non-Current Assets	3,023,820	3,044,585

Total Assets	$3,207,701	$3,265,707

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$18,304	$19,001
Accounts payable	34,501	21,447
Accrued expenses and other liabilities	74,512	71,117
Accrued payroll and employee benefits	31,120	35,196
Accrued real estate taxes	13,689	20,570

Total Current Liabilities	172,126	167,331

Long-term debt	1,798,266	1,866,698
Other long-term liabilities	30,671	23,727
Deferred tax liabilities	387,476	399,496

Total Liabilities	2,388,539	2,457,252

Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of March 31, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized as of March 31, 2015 and December 31, 2014, 130,942,453 shares issued and 130,859,362 shares outstanding as of March 31, 2015 and 130,778,365 shares issued and 130,695,274 shares outstanding as of December 31, 2014	1,309	1,307
Additional paid-in-capital	1,138,782	1,129,815
Accumulated deficit	(314,941)	(321,083)
Treasury stock at cost, 83,091 shares as of March 31, 2015 and December 31, 2014	(1,532)	(1,532)
Accumulated other comprehensive loss	(7,546)	(3,127)
Noncontrolling interests	3,090	3,075

Total Equity	819,162	808,455

Total Liabilities and Equity	$3,207,701	$3,265,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
	(in thousands, except per share data)
REVENUES:
Room revenues	$217,715	$188,999
Franchise and other fee-based revenues	20,757	18,861
Other hotel revenues	4,576	4,764

	243,048	212,624
Brand marketing fund revenues from franchise and managed properties	5,058	4,685

Total Revenues	248,106	217,309
OPERATING EXPENSES:
Direct lodging expenses	97,505	88,329
Depreciation and amortization	43,655	41,611
General and administrative expenses	33,259	17,002
Other lodging and operating expenses	17,007	14,493
Marketing, promotional and other advertising expenses	18,709	16,447

	210,135	177,882
Brand marketing fund expenses from franchise and managed properties	5,058	4,685

Total Operating Expenses	215,193	182,567

Operating Income	32,913	34,742
OTHER INCOME (EXPENSES):
Interest expense, net	(22,771)	(36,960)
Other income (loss)	512	(53)

Total Other Income (Expenses)	(22,259)	(37,013)

Income (Loss) from Continuing Operations Before Income Taxes	10,654	(2,271)
Income tax provision	(4,340)	(748)

Net Income (Loss) from Continuing Operations, net of tax	6,314	(3,019)
Loss from Discontinued Operations, net of tax	—	(503)

NET INCOME (LOSS)	6,314	(3,522)
Income from noncontrolling interests in continuing operations	(172)	(3,821)
Income from noncontrolling interests in discontinued operations	—	—

Net income attributable to noncontrolling interests	(172)	(3,821)

Amounts attributable to La Quinta Holdings’ stockholders
Income (loss) from continuing operations	6,142	(6,840)
Loss from discontinued operations	—	(503)

Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$6,142	$(7,343)

Earnings per share:
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$0.05	$(0.06)
Basic and diluted earnings (loss) per share	$0.05	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three months ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
NET INCOME (LOSS)	$6,314	$(3,522)
Cash flow hedge adjustment, net of tax	(4,419)	—

COMPREHENSIVE NET INCOME (LOSS)	1,895	(3,522)
Comprehensive net income attributable to noncontrolling interests	(172)	(3,821)

Comprehensive net income (loss) attributable to La Quinta Holdings’ stockholders	$1,723	$(7,343)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the three months ended March 31, 2015 and 2014

	Members’ Equity	Equity Attributable to La Quinta Holdings Inc. Stockholders						Noncontrolling Interests	Total Equity
		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253
Net income (loss)	(7,343)	—	—	—	—	—	—	3,821	(3,522)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	—	—	—	—	—	—	—	(201)	(201)

Balance as of March 31, 2014	$333,269	—	$—	$—	$—	$—	$—	$(10,223)	$323,046

Balance as of January 1, 2015	$—	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	—	6,142	—	172	6,314
Distributions	—	—	—	—	—	—	—	(157)	(157)
Equity based compensation	—	164,088	2	—	8,967	—	—	—	8,969
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	(4,419)	—	(4,419)

Balance as of March 31, 2015	$—	130,859,362	$1,309	$(1,532)	$1,138,782	$(314,941)	$(7,546)	$3,090	$819,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,314	$(3,522)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,588	41,444
Amortization of other non-current assets	205	163
Amortization of intangible assets	238	271
Interest expense added to long-term debt	—	13,076
Amortization of long-term debt reduction	—	(1,149)
(Gain) loss related to casualty disasters	805	(153)
Amortization of leasehold interests	(171)	(103)
Amortization of deferred costs	1,376	3,405
Loss on sale or retirement of assets	161	—
Impairment loss	—	151
Equity based compensation	8,969	—
Deferred taxes	1,912	17
Provision for doubtful accounts	623	673
Changes in assets and liabilities:
Accounts receivable	(4,331)	(13,945)
Other current assets	2,119	2,066
Receivables from / payable to affiliates	—	(441)
Other non-current assets	(259)	(92)
Accounts payable	5,325	1,011
Accrued payroll and employee benefits	(4,076)	2,963
Accrued real estate taxes	(6,881)	(7,987)
Accrued expenses and other liabilities	3,317	2,610
Other long-term liabilities	410	372

Net cash provided by operating activities	59,644	40,830
Cash flows from investing activities:
Capital expenditures	(21,089)	(21,187)
Decrease in restricted cash	—	17,413
Increase in investments	—	(10)
Decrease in other non-current assets	—	210
Insurance proceeds on casualty disasters	2,992	381
Proceeds from sale of assets	82	7,053

Net cash provided by (used in) investing activities	(18,015)	3,860

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows—  (continued) (Unaudited)

For the three months ended March 31, 2015 and 2014

	March 31, 2015	March 31, 2014
	(in thousands)
Cash flows from financing activities:
Repayment of long-term debt	(69,476)	(30,838)
Payment of deferred costs	—	(4,752)
Distributions to noncontrolling interests	(157)	(201)
Capital contributions	—	21,516

Net cash used in financing activities	(69,633)	(14,275)

Increase (decrease) in cash and cash equivalents	(28,004)	30,415
Cash and cash equivalents at the beginning of the period	109,857	33,412

Cash and cash equivalents at the end of the period	$81,853	$63,827

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$22,508	$21,751

Income taxes paid during the period, net of refunds	$2,103	$16

SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$7,314	$5,598

Cash flow hedge adjustment, net of tax	$(4,419)	$—

Other current assets included in accounts payable	$—	$3,923

Receivable for capital assets damaged by casualty disasters	$179	$221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three months ended March 31, 2015

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of common stock. Holdings was incorporated in the state of Delaware on December 9, 2013 and, prior to the IPO Effective Date, had no operations. In connection with the IPO, we completed certain transactions including, among others, refinancing our existing debt, acquiring 14 previously managed hotels (the “Previously Managed Hotels”), and contributing the La Quinta Predecessor Entities (as defined below) into Holdings, which resulted in the La Quinta Predecessor Entities becoming owned by a “C” corporation for federal income tax purposes.

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

As it pertains to the periods prior to completion of our IPO, the accompanying condensed consolidated financial statements include the accounts of each of the La Quinta Predecessor Entities, and all related wholly and majority owned subsidiaries and a consolidated Variable Interest Entity (“VIE”). For these periods, the La Quinta Predecessor Entities have been presented on a combined historical basis due to their prior common ownership and control. In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the La Quinta Predecessor Entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement. As a result, as it pertains to the period subsequent to completion of our IPO, the accompanying condensed consolidated financial statements also include the accounts of Holdings, the Previously Managed Hotels, and all other wholly and majority owned subsidiaries created in connection with the IPO. The combined or consolidated entity presented may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”, as the context requires, when we refer to our historical operations and financial performance.

In November 2014 and in March 2015 and April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common shares, respectively. As of April 2, 2015, Blackstone owned 26.9% of Holdings’ common shares outstanding.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“US”), Canada, Mexico and Honduras. As of March 31, 2015 and 2014, total owned, franchised, and managed hotels, and the approximate number of associated rooms were as follows:

	March 31, 2015		March 31, 2014
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	352	44,800	338	43,100
Joint Venture	1	200	1	200
Previously Managed Hotels (2)	—	—	14	1,700
Franchised	517	41,700	486	39,300

Totals	870	86,700	839	84,300

(1)	See discussion of discontinued operations in Note 3.
(2)	These hotels were, as of March 31, 2014, owned by affiliates of the Funds. On April 14, 2014, we acquired these hotels. (See Notes 4 and 9)

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2014, 2013 and 2012, which are included in our Annual Report on Form 10-K, filed by Holdings with the Securities and Exchange Commission on February 25, 2015. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Included in franchise and other fee-based revenues are management fees of approximately $0.6 million for the three months ended March 31, 2014, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 9)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

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

Derivative Instruments — We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Equity Based Compensation — We recognize the cost of services received in an equity based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service for an award to vest.

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

Newly Issued Accounting Standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the requirement of Extraordinary Items to be separately classified on the income statement. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis”. The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated and modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted, including in the interim periods. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015.

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

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the second quarter of 2013, 44 of our hotels were classified as assets held for sale, and the results of their operations have accordingly been presented within discontinued operations for all affected periods presented in the accompanying condensed consolidated statements of operations.

During the third and fourth quarters of 2013, 40 of these hotels were sold. On February 6, 2014, the four remaining hotels were sold. In accordance with the terms of our loan agreements existing at the time of such sales, all proceeds associated with the sale of these hotels were used to make principal payments on our long-term debt.

The following table summarizes the operating results of the discontinued operations:

For the three months ended March 31, 2014
Hotel revenues	$361
Direct lodging expenses	651
Other lodging and operating expenses	62

Operating loss	(352)
Impairment loss	(151)

Loss from discontinued operations, net of tax	$(503)

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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2014. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

For the three months ended March 31, 2014
Total revenues	$227,711
Net income (loss) attributable to La Quinta Holdings’ stockholders	(4,108)
Basic and diluted earnings per share	(0.03)

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$836,264	$836,514
Buildings and improvements	2,810,038	2,799,967
Furniture, fixtures, equipment and other	409,395	403,271

Total property and equipment	4,055,697	4,039,752
Less accumulated depreciation	(1,256,127)	(1,214,450)

Property and equipment, net	2,799,570	2,825,302

	March 31, 2015	December 31, 2014
	(in thousands)
Construction in progress	7,219	946

Total property and equipment, net of accumulated depreciation	$2,806,789	$2,826,248

Depreciation and amortization expense related to property and equipment was $41.7 million and $39.6 million for the three months ended March 31, 2015 and December 31, 2014, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Current:
Term Facility (1)	$18,304	$19,001

Non-current:
Term Facility(1)	1,798,266	1,866,698

Total debt	$1,816,570	$1,885,699

(1)	As of March 31, 2015 and December 31, 2014, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.18% and 0.16%, respectively As of March 31, 2015, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•	The terms of the Term Facility require us to make certain scheduled principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. In March 2015, we made a voluntary principal prepayment of $65.0 million and a quarterly scheduled principal payment of $4.6 million.

•	The interest rate for the Term Facility through March 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. Included in the Term Facility as of March 31, 2015 and December 31, 2014 is an unamortized original issue discount of $9.2 million and $9.6 million, respectively. As of March 31, 2015 and December 31, 2014, we had $17.5 million and $18.6 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

We incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of March 31, 2015, the net balance of these debt issuance costs included in our condensed consolidated balance sheet was $25.2 million.

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

Borrowings under the Revolving Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%.

In addition, the Borrower is required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum subject to a step-down to 0.375%, upon achievement of a consolidated first lien net leverage ratio less than or equal to 5.00 to 1.00. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015, the commitment fee rate is 0.375%. The Borrower is also required to pay customary letter of credit fees.

Amortization—Beginning September 2014, the Borrower was required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount less any voluntary prepayments on the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of March 31, 2015, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of March 31, 2015 and December 31, 2014, we have $10.6 million in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the three months ended March 31, 2015 and 2014:

Description	2015	2014
	(in thousands)
Term Facility	$21,491	$—
Mortgage Loan (1)	—	16,717
Holdco III Mortgage Loan (2)	—	2,802
Mezzanine Loans (3):
Current	—	2,187
Deferred	—	13,076
Amortization of long-term debt reduction	—	(1,149)
Amortization of deferred financing costs	943	3,345
Amortization of original issue discount	346	—
Other interest	2	4

Description	2015	2014
	(in thousands)
Interest income	(11)	(22)

Total interest expense, net	$22,771	$36,960

(1)	Refers to our mortgage loan agreement entered into on July 6, 2007 (the “Mortgage Loan”). In December 2007, a portion of the Mortgage Loan was refinanced with a senior mezzanine loan.
(2)	Refers to Holdco III’s mortgage loan entered into in December 2011 (the “Holdco III Mortgage Loan”).
(3)	In July 2007, we entered into five unsecured, mezzanine loans. The senior mezzanine loan referred to in footnote (1) and the five unsecured, mezzanine loans are collectively referred to as the “Mezzanine Loans.”

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Interest Rate Caps

Pursuant to the terms of the Holdco I Loans and the Holdco III Mortgage Loan, we were required to maintain interest rate caps. The effect of these interest rate cap agreements was to limit our maximum interest rate exposure with respect to increases in LIBOR. We purchased and maintained these interest rate caps during the period ended June 30, 2014, and the related gain or loss on these investments is reflected within other income (loss) in the accompanying condensed consolidated statements of operations. We did not elect to designate any of these interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long-term liabilities	$(11,609)	Other long-term liabilities	$(4,811)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	For the three months ended March 31,
		2015	2014
Cash Flow Hedges:
Interest rate swap(1)	Other comprehensive income	$(4,419)	$—
Non-designated Hedges:
Interest rate caps (2)	Other income (loss)	—	—

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2015.
(2)	The interest rate caps expired in July 2014.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$81,853	$81,853	$109,857	$109,857
Interest rate swaps (2)	(11,609)	(11,609)	(4,811)	(4,811)
Long-term debt (3)	1,816,570	1,821,240	1,885,699	1,846,181

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of March 31, 2015 and December 31, 2014, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 3.9% and 4.4%, as of March 31, 2015 and December 31, 2014, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In June 2014, we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the year ended December 31, 2014. For the three months ended March 31, 2015, no impairment was recorded.

For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the period ended December 31, 2014:

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
			(in thousands)
1 La Quinta Inn	$—	$—	$249	$249	$5,157

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

NOTE 9. RELATED PARTY TRANSACTIONS

Arrangements Relating to Previously Managed Hotels

We maintain various agreements and enter into certain transactions with affiliates of the Funds. Prior to April 14, 2014, these affiliates owned the Previously Managed Hotels (see Note 4), which were managed by LQM. The following is a discussion of these arrangements and resulting transactions from January 1, 2014 to April 14, 2014:

Management and Service Agreements

Hotel Management Agreements — Pursuant to hotel management agreements with affiliates of the Funds in existence prior to the IPO (“LQM Management Agreements”), LQM provided management services to the Previously Managed Hotels until the IPO, including supervision, direction, operation, management and promotion. The LQM Management Agreements would have expired in July 2027, but were terminable by either party at any time and for any reason, and were terminated in connection with the IPO. Under the terms of the LQM Management Agreements, LQM was entitled to recover a management fee of 1.67% of gross operating revenue from the Previously Managed Hotels, as well as reimbursement for certain shared group costs.

Management fees earned by LQM from the Previously Managed Hotels, for the three month period ended March 31, 2014 were approximately $0.2 million. These management fees are included within franchise and other fee-based revenues in the accompanying condensed combined statements of operations.

In addition, in accordance with the LQM Management Agreements, LQM also provided certain group services for hotels it managed, including group and administrative services, information systems support, training, and other field services, and was reimbursed for the cost of providing these services. During the three month period ended March 31, 2014, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.2 million. These fees are included within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

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

Customer Loyalty Program — We administer a customer loyalty program, La Quinta Returns (“Returns”), and charge participating hotels a fee to administer the program equal to 5% of the Returns members’ eligible room rate per night. Returns fees collected from franchised and managed hotels are reflected within franchise and other fees-based revenues in the accompanying condensed consolidated statements of operations. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.2 million during the three month period ended March 31, 2014.

Trademark Licenses — In accordance with our management agreements with the Previously Managed Hotels existing until their acquisition on April 14, 2014, we charged a royalty fee of 0.33% of the Previously Managed Hotels’ gross room revenues. During the three month period ended March 31, 2014, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million. These royalty fees are reflected within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

Other Arrangements

As of March 31, 2015 and December 31, 2014, approximately $32.6 million and $43.9 million, respectively, of the aggregate principal amount of our senior secured term loan facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in March and April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.9 million and $0.6 million during each of the three months ended March 31, 2015 and 2014, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2015, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intends to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As of March 31, 2015, we have not been advised of any proposed adjustments.

Purchase Commitments — As of March 31, 2015, we had approximately $23.7 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2015, we had $3.2 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 11. INCOME TAXES

Prior to our IPO on April 14, 2014, we operated primarily as limited liability companies treated as partnerships for U.S. federal income tax purposes, REIT entities, and taxable entities. As a result, we were not subject to U.S. federal and most state income taxes for our limited liability companies and our REIT entities. Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, during the second quarter of the year ended December 31, 2014, we recorded a one-time net deferred tax expense of $321.1 million, which established the associated net deferred tax liability on our balance sheet, and reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the estimated blended statutory U.S. federal and state income tax rate of 38.1%. More specifically, this initial deferred tax expense is driven by (1) the recognition of deferred tax liabilities of approximately $462.3 million, primarily related to differences between the book and tax basis for our fixed and intangible assets and related depreciation, (2) the recognition of deferred tax assets of approximately $14 million primarily related to tax-only intangibles, and (3) as a result of the change in the Company’s tax status, a tax benefit of $127.2 million related to the reduction in valuation allowance, primarily associated with La Quinta Predecessor Entities’ net operating losses and tax credits.

The Company recorded a provision for federal, state and foreign income taxes of approximately $4.3 million for the three months ended March 31, 2015 and approximately $0.7 million for the three months ended March 31, 2014. The provisions for the three month period ended March 31, 2015 reflect certain equity compensation charges that are not deductible for income tax purposes.

NOTE 12. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively.

NOTE 13. EQUITY BASED COMPENSATION

Promote Plan

Prior to the IPO Effective Date, certain members of our management and others (the “Promote Participants”) were eligible to receive long-term incentives evidenced by units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which indirectly held interests in the Company, which Units were intended to be treated as “profits interests” for U.S. tax purposes (the “Promote Plan”). Units were typically granted by our Chief Executive Officer, in consultation with Blackstone, to key employees upon hire. Unit levels could also be adjusted to recognize changing job responsibilities. All of the Units were subject to exit-based vesting on the date when there was a sale, transfer or disposition of all or substantially all of the assets of the La Quinta Predecessor Entities to an unaffiliated entity which resulted in distributions being payable to the holders of the Units (a “Liquidity Event”), subject to a Promote Participant’s continued employment on such date. The value in respect of Units would have been determined based upon the amounts received by Blackstone pursuant to a Liquidity Event, net of certain debt repayments and return of equity to Blackstone. As payments in respect of the Units were contingent on occurrence of a Liquidity Event, which was not assessed to be probable prior to the date of our IPO, no expense was accrued or recognized for the Units prior to April 14, 2014.

On the IPO Effective Date, Units that were outstanding under the Promote Plan at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using a grant date fair value equal to the initial public offering price of Holdings shares of $17.00 per share and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Blackstone and its affiliates ceased to own 50% of Holdings’ common stock, effective November 25, 2014.

Total compensation expense under the Promote Plan was $5.1 million during the three months ended March 31, 2015. Unrecognized compensation expense under the Promote Plan as of March 31, 2015 was $0.5 million. As of March 31, 2015, 9,658 shares have been forfeited from the Promote Plan.

2014 Omnibus Incentive Plan

In connection with, and prior to completion of, the IPO, our Board of Directors adopted, and our stockholders approved, the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “2014 Omnibus Incentive Plan”). The 2014 Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other equity based or performance-based awards denominated in cash or in stock to directors, officers, employees, consultants and advisors and our affiliates.

2014 Grant I — Effective on the IPO Effective Date, we issued 0.35 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $16.65 per share to certain of our employees as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that vest on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment through that date. Blackstone and its affiliates ceased to own 50% of Holdings’ common stock, effective November 25, 2014.

2014 Grant II — On June 11, 2014, we issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. 2014 Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.2 years as of March 31, 2015. The fair value of 2014 Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

Director Unit Grants — On June 11, 2014, November 25, 2014 and January 20, 2015, we granted a total of 18,121 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates. The grant date fair value was $18.70 per RSU for the June 11, 2014 grant, $21.48 for the November 25, 2014 grant and $20.57 for the January 20, 2015 grant. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 1.8 years as of March 31, 2015. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2014 Performance Unit Grant was $19.80 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	24.05%
Dividend yield(2)	—%
Risk-free rate(3)	0.70%
Expected term (in years)(4)	2.6

(1)	Due to limited trading history for our common stock, we did not have sufficient information available on which to base a reasonable and supportable estimate of the expected volatility of our share price. As a result, we used an average historical volatility of our peer group over a time period consistent with our expected term assumption. Our peer group was determined based upon companies in our industry with similar business models and is included with those companies used to benchmark our executive compensation.
(2)	At the time of the 2014 Performance Unit Grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	Midpoint of the 30-calendar day period preceding the end of the performance period.

2015 Grant I — In January 2015 and February 2015, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.71 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.7 years as of March 31, 2015. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 2.8 years as of March 31, 2015. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2015 Performance Unit Grant was $25.35 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	31.66%
Dividend yield(2)	—%
Risk-free rate(3)	1.00%
Expected term (in years)(4)	2.87

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the 2015 Performance Unit Grant, we have no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

During the three months ended March 31, 2015, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $3.9 million, excluding related taxes. Unrecognized compensation expense as of March 31, 2015 was $30.2 million. As of March 31, 2015, 1,086 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of March 31, 2015, there were approximately 11.4 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan, including the units granted under our restricted stock unit awards.

NOTE 14. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity based awards issued under long-term incentive plans.

As discussed in Note 1, on April 14, 2014, the Company completed its IPO. For purposes of computing earnings per share, it is assumed that our IPO and ownership reorganization had occurred for all periods presented and therefore the outstanding shares have been adjusted to reflect the conversion of shares that took place in connection with the IPO. Accordingly, the denominators in the computations of basic and diluted net earnings (loss) per share reflect our IPO and ownership reorganization for all periods presented.

The calculations of basic and diluted earnings per share are as follows:

	For the three months ended March 31,
	2015	2014
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders	$6,142	$(6,840)
Loss from discontinued operations attributable to La Quinta Holdings’ stockholders	—	(503)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$6,142	$(7,343)

Denominator:
Weighted average number of shares outstanding, basic	128,390	121,996

	For the three months ended March 31,
	2015	2014
	(in thousands, except per share data)
Weighted average number of shares outstanding, diluted	129,951	121,996
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$0.05	$(0.06)
Loss from discontinued operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	—	—

Basic and diluted earnings (loss) per share	$0.05	$(0.06)

Approximately 0.1 million shares for the three months ended March 31, 2015, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

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

The table below shows summarized consolidated financial information by segment for the three ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Revenues
Owned hotels	$223,450	$194,702
Franchise and management (1)	25,753	13,265

Segment revenues	249,203	207,967
Other fee-based revenues from franchise and managed properties	5,058	4,685
Corporate and other (2)	29,409	22,827
Intersegment elimination (3)	(35,564)	(18,170)

Total revenues	$248,106	$217,309

Adjusted EBITDA
Owned hotels	$76,188	$75,460

	For the three months ended March 31,
	2015	2014
	(in thousands)
Franchise and management	25,753	13,265

Segment Adjusted EBITDA	101,941	88,725
Corporate and other	(11,937)	(13,274)

Adjusted EBITDA	$90,004	$75,451

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $18.3 million and $12.5 million for the three months ended March 31, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)	Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $35.6 million and $18.2 million for each of the three months periods ended March 31, 2015 and 2014. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Adjusted EBITDA	$90,004	$75,451
Loss from discontinued operations	—	(377)
Fixed asset impairment loss	—	(151)
Loss on retirement of assets	(161)	—
Gain (loss) related to casualty disasters	(805)	153
Equity based compensation	(8,969)	—
Other gains (losses), net (1)	(2,772)	959

EBITDA	77,297	76,035
Interest expense	(22,782)	(36,982)
Income tax provision	(4,340)	(748)
Depreciation and amortization	(43,861)	(41,827)
Noncontrolling interests	(172)	(3,821)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$6,142	$(7,343)

(1)	Other gains (losses), net primarily consists of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period) and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Total Assets
Owned hotels	$2,927,929	$2,928,180
Franchise and management	192,706	191,410

Total segments assets	3,120,635	3,119,590
Corporate and other	87,066	146,117

Total	$3,207,701	$3,265,707

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Capital Expenditures
Owned hotels	$12,977	$15,006
Franchise and management	—	—

Total segment capital expenditures	12,977	15,006
Corporate and other	8,112	6,181

Total	$21,089	$21,187

NOTE 16. SUBSEQUENT EVENTS

On April 13, 2015, we entered into an agreement to sell one of our Owned Hotels for approximately $3.0 million. In the second quarter of 2015, we expect to record an impairment related to the shortening of the assumed asset holding period or a loss on sale of approximately $4.0 million related to this transaction.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. Our system-wide portfolio, as of March 31, 2015, consisted of 870 hotels representing approximately 86,700 rooms located predominantly across 47 U.S. states, as well as in Canada, Mexico and Honduras, of which 353 hotels were owned and operated and 517 were franchised. We also have a pipeline of 211 franchised hotels in the United States, Mexico, Canada, Colombia, Nicaragua, Guatemala and Chile. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, in the three months ended March 31, 2015, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to March 31, 2015.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other from the period for April 14, 2014 to March 31, 2015.

We have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise and Management segment. See also “—Key components and factors affecting our results of operations—Expenses” and “Risk Factors—Risks related to our business and industry” in our 2014 Form 10-K.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed La Quinta branded hotels as of March 31, 2015 and 2014.

	As of March 31,
	2015	2014

Owned Hotels:
Owned Hotels (1)	353	339

Franchised/Managed Hotels:
Franchised Hotels	517	486
Managed Hotels	—	14

Total Franchised/Managed Hotels	517	500

Total Net Owned and Franchised/Managed Hotels	870	839

(1)	Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table summarizes our owned, franchised and managed hotels as of March 31, 2015 and 2014:

	As of March 31,
	2015	2014
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)	184	170
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	56	56
La Quinta Inns (exterior corridor)	110	110

Total Owned	353	339

Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	425	398
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	79	84
La Quinta Inns (exterior corridor)	10	15

Total Franchised/Managed	517	500

Total Hotels	870	839

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

Inflation

We do not believe that inflation had a material effect on our business during the three months ended March 31, 2015 and 2014. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk Factors—Risks related to our business and industry” in our 2014 Form 10-K.

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

Expenses

We primarily incur the following expenses:

•	Direct lodging expenses and other lodging and operating expenses. Direct lodging and Other lodging and operating expenses reflect the operating expenses of our owned hotels, including both direct and indirect hotel operating expenses. Direct lodging expenses include items such as compensation costs for hotel level management, housekeeping, laundry and front desk staff, supply costs for guest room amenities and laundry, repairs and maintenance, utilities, sales and local marketing, bad debt expenses related to direct-bill corporate customers, and online and offline travel agency commissions. Other lodging and operating expenses include indirect property operating expenses, primarily property taxes and insurance.

•	Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business and other leasehold interests, which are amortized over their estimated useful lives.

•	General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•	Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our 2014 Form 10-K. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•	Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised and managed hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF expenses from properties managed for third parties.

•	Marketing, promotional and other advertising expenses. These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to reduce both our variable and fixed costs to levels we feel are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks related to our business and industry” in our 2014 Form 10-K.

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

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 870 as of March 31, 2015, 819 have been classified as comparable hotels.

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

Effect of the IPO Transactions

The completion of the IPO had material effects on our results of operations and financial condition. In connection with the IPO Transactions, we incurred, in the quarter ended June 30, 2014, a one-time net tax expense of $321.1 million, which reflects the impact of the La Quinta Predecessor Entities becoming owned by a “C” corporation and establishing the related net deferred tax liability on our books. Also in connection with the IPO Transactions, we recorded, in the quarter ended June 30, 2014, a one-time compensation expense of approximately $20.8 million related to the exchange of ownership units awards outstanding under our long-term cash incentive plan for vested shares of common stock of the Company, and have recorded and will record additional compensation expense for the unvested shares of restricted stock of the Company received in this exchange. See note 13 to our unaudited condensed consolidated financial statements included elsewhere in this report for more information. Since the consummation of the IPO, our results of operations have been and will be affected by other one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs, the costs of compliance with the Sarbanes-Oxley Act of 2002, and the costs of complying with the other rules and regulations of the SEC and the NYSE. Additionally, as a result of becoming owned by a “C” corporation, we are taxed as a “C” corporation at the federal and state level. These costs are not reflected in our historical results for the periods prior to April 14, 2014, but are included in our results for periods following the consummation of the IPO.

Results of operations

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended March 31, 2015	Variance three months 2015 vs. three months 2014
Occupancy	64.2%	233 bps
ADR	$85.20	4.3%
RevPAR	$54.68	8.2%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended March 31, 2015	Variance three months 2015 vs. three months 2014
RevPAR Index(1)	95.5%	(21) bps

(1)	Information based on the STR competitive set of hotels existing as of March 31, 2015.

From March 31, 2014 to March 31, 2015, our total number of owned, franchised and managed La Quinta hotels has grown from 839, or 84,300 rooms, to 870, or 86,700 rooms, with franchised hotels increasing from 486 to 517. At March 31, 2014, our pipeline numbered 186 hotels, or 15,100 rooms, and has grown to 211 hotels, or 17,700 rooms, in our pipeline at March 31, 2015, while we have opened a net total of 31 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 34% of the conversions and new construction projects have commenced as of March 31, 2015.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

For the three months ended March 31, 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the three months ended March 31, 2014. Despite challenges in specific markets, we were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 4.3 percent increase in system-wide ADR in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. System-wide occupancy increased 233 basis points in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The combination of improved occupancy and ADR drove a system-wide RevPAR increase of 8.2 percent in the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2015 and 2014, including the amount and percentage change in these results between the periods:

	Three months ended March 31,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$217,715	$188,999	$28,716	15.2
Franchise and other fee-based revenues	20,757	18,861	1,896	10.1
Other hotel revenues	4,576	4,764	(188)	(3.9)

	243,048	212,624	30,424	14.3
Brand marketing fund revenues from franchised and managed properties	5,058	4,685	373	8.0

Total Revenues	248,106	217,309	30,797	14.2
Operating Expenses
Direct lodging expenses	97,505	88,329	9,176	10.4
Depreciation and amortization	43,655	41,611	2,044	4.9

	Three months ended March 31,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
General and administrative expenses	33,259	17,002	16,257	95.6
Other lodging and operating expenses	17,007	14,493	2,514	17.3
Marketing, promotional and other advertising expenses	18,709	16,447	2,262	13.8

	210,135	177,882	32,253	18.1
Brand marketing fund expenses from franchised and managed properties	5,058	4,685	373	8.0

Total Operating Expenses	215,193	182,567	32,626	17.9

Operating Income	32,913	34,742	(1,829)	(5.3)
Other Income (Expenses)
Interest expense, net	(22,771)	(36,960)	14,189	(38.4)
Other income (loss)	512	(53)	565	NM	(1)

Total Other Income (Expenses)	(22,259)	(37,013)	14,754	(39.9)

Income (Loss) from Continuing Operations Before Income Taxes	10,654	(2,271)	12,925	NM	(1)
Income tax expense	(4,340)	(748)	(3,592)	NM	(1)

Income (loss) from Continuing Operations, Net of Tax	6,314	(3,019)	9,333	NM	(1)
Loss from Discontinued Operations, Net of Tax	—	(503)	503	NM	(1)

Net Income (Loss)	6,314	(3,522)	9,836	NM	(1)
Net Income Attributable to Noncontrolling Interests	(172)	(3,821)	3,649	(95.5)

Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$6,142	$(7,343)	$13,485	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended March 31, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	64.7%	237 bps
ADR	$83.29	4.7%
RevPAR	$53.85	8.7%
Franchised Hotels
Occupancy	63.6%	227 bps
ADR	$87.55	3.8%
RevPAR	$55.68	7.7%
System-wide
Occupancy	64.2%	233 bps
ADR	$85.20	4.3%
RevPAR	$54.68	8.2%

Revenues

Owned hotels

As of March 31, 2015, we had 353 owned hotels, including the 14 Previously Managed Hotels, comprising approximately 45,000 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2015 and 2014 totaled $217.7 million and $189.0 million, respectively. The increase of $28.7 million, or 15.2 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 8.7 percent, which was due to increases in ADR and occupancy of 4.7 percent and 237 basis points, respectively. Additionally, room revenues for the three months ended March 31, 2015 includes room revenues of $12.8 million for the 14 Previously Managed Hotels.

The increase in RevPAR was driven by a combination of factors, including the continuing economic recovery, an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for the three months ended March 31, 2015 and 2014 totaled $4.6 million and $4.8 million, respectively. The decrease of $0.2 million, or 3.9 percent, was primarily a result of a decrease in demand for ancillary hotel services.

Franchise and other fee-based revenues

As of March 31, 2015, we had 517 franchised hotels, comprising approximately 42,000 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the three months ended March 31, 2015 and 2014 totaled $20.8 million and $18.9 million, respectively. The increase of $1.9 million, or 10.1 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 7.7 percent, which was due to increases in ADR and occupancy of 3.8 percent and 227 basis points, respectively. The increase in RevPAR was driven by a combination of factors, including an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From March 31, 2014 to March 31, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,400 rooms to our system.

Operating expenses

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$97.5	$88.3
Other lodging and operating expenses	17.0	14.5

	$114.5	$102.8	11.4

In total, direct lodging and other lodging and operating expenses amounted to $114.5 million and $102.8 million, respectively, for the three months ended March 31, 2015 and 2014, resulting in an increase of $11.7 million, or 11.4 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 237 basis points, (2) increases in salaries and benefits at our Owned Hotels including increased health care costs related to compliance with the Affordable Care Act, (3) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in commission expense; and (b) increased volume driven through Booking.com, (4) increased utilities costs, specifically electric and natural gas, and (5) increased expenses related to the acquisition of the 14 Previously Managed Hotels, including ground lease rental and employee compensation. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for certain of our owned hotels, and expenses related to owning the 14 Previously Managed Hotels.

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$43.7	$41.6	4.9

Depreciation and amortization expense for our owned hotels totaled $43.7 million and $41.6 million, respectively, for the three months ended March 31, 2015 and 2014. The increase of $2.1 million, or 4.9 percent, was the result of $79 million in capital expenditures between March 31, 2014 and March 31, 2015, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2015.

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$33.3	$17.0	95.6

General and administrative expenses totaled $33.3 million and $17.0 million, respectively, for the three months ended March 31, 2015 and 2014. The increase of $16.3 million, or 95.6 percent, was primarily the result of equity based compensation expense of $8.9 million for the three months ended March 31, 2015, of which, $5.0 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. The balance of the equity based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. Other factors causing the increase include increases in executive and director compensation and fees for professional services, primarily accounting and legal, related to the Company operating as a public company. Additionally, we (1) had a significant favorable legal accrual reversal in the prior year, (2) incurred expenses for the secondary offering in March 2015, (3) had increased costs related to the transition of our call center to a new provider, and (4) incurred expenses related to the defense of the IRS tax audit.

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	18.7	16.4	13.8

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $18.7 million and $16.4 million, respectively, for the three months ended March 31, 2015 and 2014. The increase of $2.3 million, or 13.8 percent, was primarily driven by the timing of spending under certain brand programs and increased spending to enhance brand awareness via broadcast, online and print media outlets. In addition, we spent $5.1 million and $4.7 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended March 31, 2015 and 2014, respectively.

Other Income (Expenses)

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$22.8	$37.0	(38.4)

Interest expense, net, totaled $22.8 million and $37.0 million, respectively, for the three months ended March 31, 2015 and 2014. The decrease of $14.2 million, or 38.4 percent, was primarily driven by a decrease in the overall interest rate on our new senior debt facility entered into at the time of the IPO as compared to our historical debt and the lower average outstanding balances of debt. Also interest expense for the three months ended March 31, 2015 included $2.2 million of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$4.3	$0.7	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. The provision for the three months ended March 31, 2015 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2014 Form 10-K.

	Three months ended March 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income on discontinued operations, net of tax	$—	$0.5	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During June 2013, we finalized the decision to dispose of 44 of our owned hotels. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the three months ended March 31, 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2015 and 2014. The comparison of the three month period ended March 31, 2015 to the three month period ended March 31, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Three months ended March 31,
(in thousands)	2015	2014
Revenues
Owned Hotels	$223,450	$194,702
Franchise and Management(1)	25,753	13,265

Segment revenues	249,203	207,967

	Three months ended March 31,
(in thousands)	2015	2014
Other revenues from franchised and managed properties	5,058	4,685
Corporate and other(2)	29,409	22,827
Intersegment elimination(3)	(35,564)	(18,170)

Total revenues	$248,106	$217,309

Adjusted EBITDA
Owned Hotels	$76,188	$75,460
Franchise and Management	25,753	13,265

Segment Adjusted EBITDA	101,941	88,725
Corporate and other	(11,937)	(13,274)

Adjusted EBITDA	$90,004	$75,451

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels, which totaled $18.3 million and $12.5 million for the three months ended March 31, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)	Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $35.6 million and $18.2 million for each of the three months periods ended March 31, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to the inclusion of the Previously Managed Hotels post-IPO and an improvement in RevPAR of 8.7 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decreased as a result of the establishment of new franchise and management agreements at the time of our IPO, which resulted in increased franchise, reservation, and management fee expense totaling $28.7 million. In addition, direct lodging expenses increased $9.2 million, and other lodging and operating expenses increased $2.5 million. These expense increases were partially offset by an increase in Owned Hotels segment revenues of approximately $28.7 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $12.5 million primarily as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $10.3 million. In addition franchise and management segment revenues increased as a result of the increases in RevPAR of 7.7 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2015, we had total cash and cash equivalents of $81.9 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which $1.8 billion was outstanding as of March 31, 2015), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be utilized in 2015 and 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $20 to $22 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of the secondary offering, the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that become applicable each year from 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards although we may be subject to annual limitations.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
(in millions)	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$59.6	$40.8	46.1
Net cash provided by (used in) investing activities	(18.0)	3.9	NM	(1)
Net cash used in financing activities	(69.6)	(14.3)	NM	(1)

(1)	Fluctuation in terms of percentage change not meaningful

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 1.20 and 1.50 as of March 31, 2015 and December 31, 2014, respectively.

Operating activities

Net cash provided by operating activities was $59.6 million for the three months ended March 31, 2015, compared to $40.8 million for the three months ended March 31, 2014. The $18.8 million increase was primarily driven by increased operating income prior to the reduction for equity based compensation of $9.0 million. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2015 was $18.0 million, compared to $3.9 million provided by investing activities during the three months ended March 31, 2014. The $21.9 million increase in cash used in investing activities was primarily attributable to a net decrease in restricted cash of approximately $17.4 million and a decrease of $7.0 million in proceeds from sale of assets for the three months ended March 31, 2014.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2015 was $69.6 million, compared to $14.3 million during the three months ended March 31, 2014. The $55.4 million increase in cash used in financing activities was primarily attributable to increased repayments of long-term debt of $38.6 million and a decrease in capital contributions of $21.5 million.

Capital expenditures

During the three months ended March 31, 2015 and 2014, we incurred capital expenditures of approximately $21.1 million and $21.2 million, respectively.

As of March 31, 2015, we had outstanding commitments under capital expenditure contracts of approximately $23.7 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Borrowings under the revolving credit facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%.

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. In 2014, we made voluntary prepayments of $195.0 million on the loan term facility and made quarterly scheduled principal payments of $9.8 million in the aggregate. In March 2015, we made a voluntary prepayment of $65.0 million on the term loan facility and a quarterly scheduled principal payment of $4.6 million.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks related to our business and industry” and “Risk Factors—Risks relating to our indebtedness” in our 2014 Form 10-K.

Contractual obligations

There have been no significant changes in our contractual obligations since December 31, 2014.

Off-balance sheet arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Under certain franchise agreements, we have committed to provide certain incentive payments, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel.

Newly Issued Accounting Standards

In May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the requirement of Extraordinary Items to be separately classified on the income statement. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis”. The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated and modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted, including in the interim periods. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2014 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above, or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.16 percent per annum at December 31, 2014 to 0.18 percent at March 31, 2015. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2015 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying value	Fair value
	2015	2016	2017	2018	2019	Thereafter
Term Facility	$13.7	$18.3	$18.3	$18.3	$18.3	$1,729.7	$1,816.6	$1,821.2
Weighted average interest rate (1)							4.480%

(1)	Weighted average interest rate as of March 31, 2015, which includes the interest rate swap.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, which is accessible on the SEC’s website at www.sec.gov.

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

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, between Wyndham International, Inc. and Mark Chloupek (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.2	Assumption of Employment Agreement, dated as of October 31, 2013, by LQ Management L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC. (Registrant)

Date: April 29, 2015	By:	/s/ Keith A. Cline
Keith A. Cline
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2015	By:	/s/ James H. Forson
James H. Forson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)