Form 10-Q
period 2015-06-30
La Quinta Holdings Inc.
filed 2015-07-30
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had outstanding 130,721,265 shares of Common Stock, par value $0.01 per share as of July 24, 2015.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2015

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$56,497	$109,857
Accounts receivable, net of allowance for doubtful accounts of $4,805 and $4,567	44,121	39,938
Deferred tax assets	34,729	59,746
Other current assets	18,466	11,581

Total Current Assets	153,813	221,122

Property and equipment, net of accumulated depreciation	2,741,490	2,826,248
Intangible assets, net of accumulated amortization	178,744	179,406
Deferred costs, net of accumulated amortization	26,260	28,295
Other non-current assets	12,690	10,636

Total Non-Current Assets	2,959,184	3,044,585

Total Assets	$3,112,997	$3,265,707

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,560	$19,001
Accounts payable	35,686	21,447
Accrued expenses and other liabilities	70,707	71,117
Accrued payroll and employee benefits	30,583	35,196
Accrued real estate taxes	19,694	20,570

Total Current Liabilities	174,230	167,331

Long-term debt	1,724,969	1,866,698
Other long-term liabilities	27,972	23,727
Deferred tax liabilities	368,394	399,496

Total Liabilities	2,295,565	2,457,252

Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of June 30, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized as of June 30, 2015 and December 31, 2014, 130,957,053 shares issued and 130,721,265 shares outstanding as of June 30, 2015 and 130,778,365 shares issued and 130,695,274 shares outstanding as of December 31, 2014	1,307	1,307
Additional paid-in-capital	1,143,791	1,129,815
Accumulated deficit	(319,604)	(321,083)
Treasury stock at cost, 235,788 shares as of June 30, 2015, and 83,091 shares as of December 31, 2014	(5,201)	(1,532)
Accumulated other comprehensive loss	(5,834)	(3,127)
Noncontrolling interests	2,973	3,075

Total Equity	817,432	808,455

Total Liabilities and Equity	$3,112,997	$3,265,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share data)
REVENUES:
Room revenues	$236,420	$225,524	$454,135	$414,523
Franchise and other fee-based revenues	26,297	24,130	47,054	42,991
Other hotel revenues	4,937	4,967	9,513	9,731

	267,654	254,621	510,702	467,245
Brand marketing fund revenues from franchise and managed properties	6,234	5,668	11,292	10,353

Total Revenues	273,888	260,289	521,994	477,598

OPERATING EXPENSES:
Direct lodging expenses	100,002	96,025	197,507	184,354
Depreciation and amortization	44,275	43,251	87,930	84,862
General and administrative expenses	27,654	51,610	60,913	68,612
Other lodging and operating expenses	14,950	16,042	31,957	30,535
Marketing, promotional and other advertising expenses	19,095	17,084	37,804	33,531
Impairment loss	42,498	5,157	42,498	5,157
Loss on sale	4,003	—	4,003	—

	252,477	229,169	462,612	407,051
Brand marketing fund expenses from franchise and managed properties	6,234	5,668	11,292	10,353

Total Operating Expenses	258,711	234,837	473,904	417,404

Operating Income	15,177	25,452	48,090	60,194

OTHER INCOME (EXPENSES):
Interest expense, net	(22,191)	(35,805)	(44,962)	(72,765)
Loss on extinguishment of debt, net	—	(2,030)	—	(2,030)
Other income (loss)	67	(248)	579	(301)

Total Other Income (Expenses)	(22,124)	(38,083)	(44,383)	(75,096)

Income (loss) from Continuing Operations Before Income Taxes	(6,947)	(12,631)	3,707	(14,902)
Income tax provision	2,380	(4,950)	(1,960)	(5,698)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	—	(321,054)

Net Income (Loss) from Continuing Operations, net of tax	(4,567)	(338,635)	1,747	(341,654)

Loss on Discontinued Operations, net of tax	—	—	—	(503)

NET INCOME (LOSS)	(4,567)	(338,635)	1,747	(342,157)
(Income) loss from noncontrolling interests in continuing operations	(96)	57	(268)	(3,764)
(Income) loss from noncontrolling interests in discontinued operations	—	—	—	—

Net (income) loss attributable to noncontrolling interests	(96)	57	(268)	(3,764)

Amounts attributable to La Quinta Holdings’ stockholders
Income (loss) from continuing operations	(4,663)	(338,578)	1,479	(345,418)
Loss from discontinued operations	—	—	—	(503)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$(4,663)	$(338,578)	$1,479	$(345,921)

Earnings (loss) per share:
Basic and diluted	$(0.04)	$(2.67)	$0.01	$(2.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
NET INCOME (LOSS)	$(4,567)	$(338,635)	$1,747	$(342,157)

Cash flow hedge adjustment, net of tax	1,712	(2,536)	(2,707)	(2,536)

COMPREHENSIVE NET LOSS	(2,855)	(341,171)	(960)	(344,693)
Comprehensive net (income) loss attributable to noncontrolling interests	(96)	57	(268)	(3,764)

Comprehensive net loss attributable to La Quinta Holdings’ stockholders	$(2,951)	$(341,114)	$(1,228)	$(348,457)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the six months ended June 30, 2015 and 2014

	Members’ Equity	Equity Attributable to La Quinta Holdings Inc. Stockholders						Noncontrolling Interests	Total Equity
		Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
		Shares	Amount
				(in thousands, except share data)
Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253

Net income (loss)	(16,214)	—	—	—	—	(329,707)	—	3,764	(342,157)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,248)	(4,354)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,403,834	44	—	30,931	—	—	—	30,975
Repurchase of common stock	—	(55,644)	(1)	(935)	—	—	—	—	(936)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	(2,536)	—	(2,536)
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—

Balance as of June 30, 2014	$—	130,691,988	$1,307	$(935)	$1,102,807	$(329,707)	$(2,536)	$3,152	$774,088

Balance as of January 1, 2015	$—	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455

Net income	—	—	—	—	—	1,479	—	268	1,747
Distributions	—	—	—	—	—	—	—	(370)	(370)
Equity based compensation	—	178,688	2	—	12,971	—	—	—	12,973
Tax benefit related to equity based compensation	—	—	—	—	1,005	—	—	—	1,005
Repurchase of common stock	—	(152,697)	(2)	(3,669)	—	—	—	—	(3,671)
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	(2,707)	—	(2,707)

Balance as of June 30, 2015	$—	130,721,265	$1,307	$(5,201)	$1,143,791	$(319,604)	$(5,834)	$2,973	$817,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,747	$(342,157)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,801	84,575
Amortization of other non-current assets	376	470
Amortization of intangible assets	475	539
Loss on extinguishment of debt, net	—	2,030
Interest expense added to long-term debt	—	18,601
Amortization of long-term debt reduction	—	(1,532)
Loss (gain) related to casualty disasters	671	(998)
Amortization of leasehold interests	(346)	(252)
Amortization of deferred costs	2,760	5,445
Loss on sale and retirement of assets	4,164	—
Impairment loss	42,498	5,308
Equity based compensation	12,973	30,975
Excess tax benefits from equity based compensation	(1,005)	—
Deferred income taxes	(3,622)	3,647
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321,054
Provision for doubtful accounts	1,045	990
Changes in assets and liabilities:
Accounts receivable	(6,585)	(18,945)
Other current assets	(4,235)	479
Receivables from / payable to affiliates	—	868
Other non-current assets	(2,430)	(232)
Accounts payable	4,440	482
Accrued payroll and employee benefits	(4,613)	398
Accrued real estate taxes	(876)	(1,875)
Accrued expenses and other liabilities	(508)	15,247
Other long-term liabilities	613	404

Net cash provided by operating activities	135,343	125,521

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(77,667)
Capital expenditures	(49,256)	(48,783)
Decrease in restricted cash	—	103,026
Increase in investments	—	(10)
Decrease in other non-current assets	—	210
Insurance proceeds on casualty disasters	4,392	747
Payment of franchise incentives	(30)	(400)
Proceeds from sale of assets	3,092	7,053

Net cash used in investing activities	(41,802)	(15,824)

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows— (continued) (Unaudited)

For the six months ended June 30, 2015 and 2014

	2015	2014
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,100,000
Repayment of long-term debt	(143,865)	(2,816,590)
Payment of deferred costs	—	(27,255)
Payment of original issue discount	—	(10,500)
Proceeds from issuance of common stock, net	—	697,978
Excess tax benefits from equity based compensation	1,005	—
Purchase of treasury stock	(3,671)	(936)
Distributions	—	(106)
Distributions to noncontrolling interests	(370)	(4,248)
Capital contributions	—	21,516

Net cash used in financing activities	(146,901)	(40,141)

Increase (decrease) in cash and cash equivalents	(53,360)	69,556
Cash and cash equivalents at the beginning of the period	109,857	33,412

Cash and cash equivalents at the end of the period	$56,497	$102,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$43,875	$55,164

Income taxes paid during the period, net of refunds	$8,425	$2,023

SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$9,027	$2,758

Deferred costs included in proceeds from issuance of common stock	$—	$4,757

Cash flow hedge adjustment, net of tax	$(2,707)	$(2,536)

Receivable for capital assets damaged by casualty disasters	$2,937	$1,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and six months ended June 30, 2015

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common shares, respectively. As of June 30, 2015, Blackstone beneficially owned 26.9% of Holdings’ common shares outstanding.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“US”), Canada, Mexico and Honduras. As of June 30, 2015 and 2014, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	June 30, 2015		June 30, 2014
	# of hotels	# of rooms	# of hotels	# of rooms
Owned	351	44,600	352	44,800
Joint Venture	1	200	1	200
Franchised	526	42,400	495	40,000

Totals	878	87,200	848	85,000

During the second quarter of 2015, we sold one of our Owned Hotels for $3.0 million, net of transaction costs. We recorded a loss on sale of $4.0 million related to this transaction. The purchaser subsequently signed a franchise agreement for this hotel to remain in our system.

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

Effective April 14, 2014, we acquired 100% of the ownership interests of LQ Management L.L.C. (“LQM”) for $0.8 million in cash. Prior to April 14, 2014, LQM was a VIE, in which the La Quinta Predecessor Entities had a significant variable financial interest, and were the primary beneficiary. LQM received no member or other capital contribution, or equity investment upon formation or thereafter. LQM’s sole purpose is to manage all of our day-to-day operations, as well as to provide, prior to the IPO, day to day management of the Previously Managed Hotels. In return for providing these management services, we and, prior to the IPO, the Previously Managed Hotels pay LQM a management fee and reimburse LQM for costs incurred on our behalf, and, prior to the IPO, on behalf of the Previously Managed Hotels, in accordance with management and service agreements in place prior to the IPO. The La Quinta Predecessor Entities were the primary beneficiary of LQM as the management and service agreements in place provided for the La Quinta Predecessor Entities to reimburse LQM for its expenses in a manner that allowed LQM to realize a reasonable profit. We have not provided financial or other support to LQM during the periods presented that we were not contractually required to provide, and LQM’s agreements with its vendors are structured as non-recourse to our general credit. On April 14, 2014, LQM became a wholly owned subsidiary of Holdings and, as a result, is no longer a VIE.

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

Included in franchise and other fee-based revenues are management fees of approximately $0.1 million for the three months ended June 30, 2014 and approximately $0.7 million for the six months ended June 30, 2014, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 9)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the requirement of Extraordinary Items to be separately classified on the income statement. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis.” The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated and modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted, including in the interim periods. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts or premiums. The provisions of ASU No. 2015-03 are effective for reporting periods beginning after December 31, 2015 and is required to be adopted retroactively; early adoption is permitted. We do not anticipate that the adoption of this standard will have a significant impact on our financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015. This adoption impacts the comparability of our financial statements as disposals of individual owned hotels will generally no longer qualify as discontinued operations.

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

The following table summarizes the operating results of the discontinued operations:

For the six months ended June 30,
2014
(in thousands)
Hotel revenues	$361
Direct lodging expenses	651
Other lodging and operating expenses	62

Operating income (loss)	(352)
Depreciation and amortization	—
Impairment loss	(151)

Loss on discontinued operations	$(503)

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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2014. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	For the three months ended June 30,	For the six months ended June 30,
	2014	2014
Total revenues	$261,807	$489,518
Net loss attributable to La Quinta Holdings’ stockholders	(337,999)	(342,360)
Basic and diluted earnings per share	(2.66)	(2.75)

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Land	$822,664	$836,514
Buildings and improvements	2,764,944	2,799,967
Furniture, fixtures, equipment and other	413,452	403,271

Total property and equipment	4,001,060	4,039,752
Less accumulated depreciation	(1,266,911)	(1,214,450)

Property and equipment, net	2,734,149	2,825,302
Construction in progress	7,341	946

Total property and equipment, net of accumulated depreciation	$2,741,490	$2,826,248

Depreciation and amortization expense related to property and equipment was $42.1 million and $41.3 million for the three months ended June 30, 2015 and 2014, respectively. Depreciation and amortization expense related to property and equipment was $83.8 million and $80.9 million for the six months ended June 30, 2015 and 2014, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Current:
Term Facility (1)	$17,560	$19,001

Non-current:
Term Facility(1)	1,724,969	1,866,698

Total debt	$1,742,529	$1,885,699

(1)	As of June 30, 2015 and December 31, 2014, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.19% and 0.16%, respectively. As of June 30, 2015, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•	The terms of the Term Facility require us to make certain scheduled principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. During the six months ended June 30, 2015, we made voluntary principal prepayments of $135.0 million and quarterly scheduled principal payments of $9.0 million,

•	The interest rate for the Term Facility through June 30, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. Included in the Term Facility as of June 30, 2015 and December 31, 2014 is an unamortized original issue discount of $8.9 million and $9.6 million, respectively. As of June 30, 2015 and December 31, 2014, we had $17.1 million and $18.6 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

We incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of June 30, 2015, the net balance of these debt issuance costs included in our condensed consolidated balance sheet was $24.3 million.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of June 30, 2015, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of June 30, 2015 and December 31, 2014, we have $10.6 million in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
Description	2015	2014	2015	2014
	(in thousands)
Term Facility	$20,951	$20,360	$42,442	$20,360
Mortgage Loan(1)	—	7,037	—	23,754
Holdco III Mortgage Loan(2)	—	404	—	3,206
Mezzanine Loans(3):
Current	—	920	—	3,107
Deferred	—	5,524	—	18,600
Amortization of long-term debt reduction	—	(383)	—	(1,532)
Amortization of original issue discount	349	—	695	—
Amortization of deferred financing costs	949	1,953	1,891	5,297
Other interest	2	4	5	8
Interest income	(60)	(14)	(71)	(35)

Total interest expense, net	$22,191	$35,805	$44,962	$72,765

(1)	Refers to our mortgage loan agreement entered into on July 6, 2007 (the “Mortgage Loan”). In December 2007, a portion of the Mortgage Loan was refinanced with a senior mezzanine loan.
(2)	Refers to Holdco III’s mortgage loan entered into in December 2011 (the “Holdco III Mortgage Loan”).
(3)	In July 2007, we entered into five unsecured, mezzanine loans. The senior mezzanine loan referred to in footnote (1) and the five unsecured, mezzanine loans are collectively referred to as the “Mezzanine Loans.”

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and six months ended June 30, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$(8,976)	Other long- term liabilities	$(4,811)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	For the three months ended June 30,		For the six months ended June 30,
		2015	2014	2015	2014
			(in thousands)
Cash Flow Hedges:
Interest rate swap(1)	Other comprehensive income (loss)	$1,712	$(2,536)	$(2,707)	$(2,536)

Non-designated Hedges:
Interest rate caps	Other income (loss)	—	—	—	—

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2015.
(2)	The interest rate caps expired in July 2014.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$56,497	$56,497	$109,857	$109,857
Interest rate swaps (2)	(8,976)	(8,976)	(4,811)	(4,811)
Long-term debt (3)	1,742,529	1,740,822	1,885,699	1,846,181

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of June 30, 2015 and December 31, 2014, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.0% and 4.4%, as of June 30, 2015 and December 31, 2014, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the second quarter of 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. However, these assets did not meet the criteria for classification as assets held for sale as of June 30, 2015. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these 24 hotels are based on estimated selling prices ranging from $70.0 million to $75.0 million.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the period ended June 30, 2015:

June 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels	$—	$—	$71,235	$71,235	$42,498

In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the six months ended June 30, 2014. Subsequent to June 30, 2014, the Company reached an agreement with the landlord and renewed the lease. For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during as of December 31, 2014:

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

Trademark Licenses — In accordance with our management agreements with the Previously Managed Hotels existing until their acquisition on April 14, 2014, we charged a royalty fee of 0.33% of the Previously Managed Hotels’ gross room revenues. For the periods from April 1, 2014 to April 14, 2014 and from January 1, 2014 to April 14, 2014, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million for each of the periods. These royalty fees are reflected within franchise and other fee-based revenues in the accompanying condensed consolidated statements of operations.

Other Arrangements

As of June 30, 2015 and December 31, 2014, approximately $31.2 million and $43.9 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.7 million and $0.8 million during the three months ended June 30, 2015 and 2014, respectively. The fees paid for these products and services were approximately $1.5 million during both of the six month periods ended June 30, 2015 and 2014.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2015, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. That examination is in process; as of June 30, 2015, we have not been advised of any proposed adjustments.

Purchase Commitments — As of June 30, 2015, we had approximately $29.0 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of June 30, 2015, we had $5.0 million in outstanding commitments owed to various franchisees for such financial assistance.

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

The Company recorded a provision for federal, state and foreign income tax expense (benefit) of approximately $(2.4) million benefit and $2.0 million expense for the three and six months ended June 30, 2015, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $5.0 million and $5.7 million during the three and six month periods ended June 30, 2014, respectively. The provisions for the three and six month periods ended June 30, 2015 and 2014 reflect certain equity compensation charges that are not deductible for income tax purposes.

NOTE 12. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million and $0.5 million, during the three month periods ended June 30, 2015 and 2014, respectively. We paid employer contributions of approximately $1.2 million and $1.0 million, during the six month periods ended June 30, 2015 and 2014, respectively.

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

On the IPO Effective Date, Units that were outstanding under the Promote Plan at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using a grant date fair value equal to the initial public offering price of Holdings shares of $17.00 per share and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that vested on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Blackstone and its affiliates ceased to own 50% of Holdings’ common stock, effective November 25, 2014. The Promote Plan became fully vested on April 14, 2015.

Total compensation expense under the Promote Plan was $0.5 million and $5.6 million during the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, total compensation expense under the Promote Plan was $26.2 million. As of June 30, 2015, 9,658 shares have been forfeited from the Promote Plan.

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

2014 Grant I — Effective on the IPO Effective Date, we issued 0.35 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $16.65 per share to certain of our employees as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that vested on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment through that date. Blackstone and its affiliates ceased to own 50% of Holdings’ common stock, effective November 25, 2014. The 2014 Grant I became fully vested on April 14, 2015.

2014 Grant II — On June 11, 2014, we issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. 2014 Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.4 years as of June 30, 2015. The fair value of 2014 Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

Director Unit Grants — On June 11, 2014, November 25, 2014, January 20, 2015 and June 11, 2015, we granted a total of 38,701 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates. The grant date fair value was $18.70 per RSU for the June 11, 2014 grant, $21.48 for the November 25, 2014 grant, $20.57 for the January 20, 2015 grant and $24.30 for the June 11, 2015 grant. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares at target value of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 1.5 years as of June 30, 2015. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of our common stock.

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

2015 Grant I — In January 2015 and February 2015, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.88 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.5 years as of June 30, 2015. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 2.5 years as of June 30, 2015. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2015 Performance Unit Grant was $25.35 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	31.66%
Dividend yield(2)	—%
Risk-free rate(3)	1.00%
Expected term (in years)(4)	2.87

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the 2015 Performance Unit Grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

During the three and six months ended June 30, 2015, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $3.5 million and $7.4 million, respectively, excluding related taxes. During the three and six months ended June 30, 2014, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $4.7 million, excluding related taxes. Unrecognized compensation expense as of June 30, 2015 was $27.4 million. As of June 30, 2015, 1,836 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of June 30, 2015, there were approximately 11.7 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan, including the units granted under our restricted stock unit awards.

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

The calculations of basic and diluted earnings per share are as follows:

	For the three months ended June 30,		For the six months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, attributable to La Quinta Holdings’ stockholders	$(4,663)	$(338,578)	$1,479	$(345,418)
Loss from discontinued operations, attributable to La Quinta Holdings’ stockholders	—	—	—	(503)

Net loss attributable to La Quinta Holdings’ stockholders	$(4,663)	$(338,578)	$1,479	$(345,921)

Denominator:
Weighted average number of shares outstanding, basic	129,544	126,832	128,971	124,427
Weighted average number of shares outstanding, diluted	129,544	126,832	130,310	124,427
Income (loss) from continuing operations, attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$(0.04)	$(2.67)	$0.01	$(2.78)
Loss from discontinued operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	—	—	—	—

Basic and diluted earnings per share	$(0.04)	$(2.67)	$0.01	$(2.78)

Approximately 1.1 million shares for the three month period ended June 30, 2015, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the six month period ended June 30, 2015, no shares were anti-dilutive. Approximately 1.2 million shares and 0.5 million shares for the three months and six months ended June 30, 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

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

The table below shows summarized consolidated financial information by segment for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Owned hotels	$242,443	$231,596	$465,893	$426,298
Franchise and management (1)	30,144	26,658	55,897	39,923

Segment revenues	272,587	258,254	521,790	466,221
Other fee-based revenues from franchise and managed properties	6,234	5,668	11,292	10,353
Corporate and other (2)	33,696	31,201	63,105	54,028
Intersegment elimination (3)	(38,629)	(34,834)	(74,193)	(53,004)

Total revenues	$273,888	$260,289	$521,994	$477,598

Adjusted EBITDA
Owned hotels	$90,636	$85,815	$166,824	$161,275
Franchise and management	30,144	26,658	55,897	39,923

Segment Adjusted EBITDA	120,780	112,473	222,721	201,198
Corporate and other	(8,944)	(6,962)	(20,881)	(20,236)

Adjusted EBITDA	$111,836	$105,511	$201,840	$180,962

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $20.0 million and $18.4 million for the three month periods ended June 30, 2015 and 2014, respectively, and $38.3 million and $30.9 million for the six month periods ended June 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)	Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $38.6 million and $34.8 million for the three month periods ended June 30, 2015 and 2014, respectively and $74.2 million and $53.0 million for each of the six month periods ended June 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA	$111,836	$105,511	$201,840	$180,962
Loss from discontinued operations	—	—	—	(377)
Impairment loss	(42,498)	(5,157)	(42,498)	(5,308)
Loss on sale	(4,003)	—	(4,003)	—
Loss on retirement of assets	—	—	(161)	—
Gain (loss) related to casualty disasters	134	845	(671)	998
Loss on extinguishment of debt, net	—	(2,030)	—	(2,030)
Equity based compensation	(4,175)	(31,103)	(13,144)	(31,103)
Other gains (losses), net (1)	(1,501)	(1,347)	(4,273)	(388)

EBITDA	59,793	66,719	137,090	142,754
Interest expense	(22,251)	(35,818)	(45,033)	(72,800)
Income tax provision	2,380	(4,950)	(1,960)	(5,698)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	—	(321,054)
Depreciation and amortization	(44,489)	(43,532)	(88,350)	(85,359)
Noncontrolling interests	(96)	57	(268)	(3,764)

Net income (loss) attributable to La Quinta Holdings’ stockholders	$(4,663)	$(338,578)	$1,479	$(345,921)

(1)	Other gains (losses), net primarily consist of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), secondary offering costs, IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Total Assets
Owned hotels	$2,812,859	$2,928,180
Franchise and management	194,273	191,410

Total segments assets	3,007,132	3,119,590
Corporate and other	105,865	146,117

Total	$3,112,997	$3,265,707

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the six month periods ended June 30, 2015 and 2014:

	For the six months ended June 30,
	2015	2014
Capital Expenditures
Owned hotels	$38,116	$37,093
Franchise and management	—	—

Total segment capital expenditures	38,116	37,093
Corporate and other	11,140	11,690

Total	$49,256	$48,783

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. Our system-wide portfolio, as of June 30, 2015, consisted of 878 hotels representing approximately 87,200 rooms located predominantly across 47 U.S. states, as well as in Canada, Mexico and Honduras, of which 352 hotels were owned and operated and 526 were franchised. We also have a pipeline of 219 franchised hotels in the United States, Mexico, Canada, Colombia, Nicaragua, Guatemala and Chile. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the six months ended June 30, 2015, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•	Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to June 30, 2015.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other from the period for April 14, 2014 to June 30, 2015.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned and franchised La Quinta branded hotels as of June 30, 2015 and 2014.

	As of June 30,
	2015	2014
Owned Hotels:
Owned Hotels (1)	352	353

Net Owned Hotels	352	353

Franchised/Managed Hotels:
Franchised/Managed Hotels	526	495

Total Franchised/Managed Hotels	526	495

Total Net Owned and Franchised/Managed Hotels	878	848

(1)	Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest.

The following table summarizes our owned, franchised and managed hotels as of June 30, 2015 and 2014:

	As of June 30,
	2015	2014
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)	185	184
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	54	56
La Quinta Inns (exterior corridor)	110	110

Total Owned	352	353

Franchised Hotels
La Quinta Inn & Suites (interior corridor)	438	396
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	78	84
La Quinta Inns (exterior corridor)	7	12

Total Franchised	526	495

Total Hotels	878	848

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our quarterly results may be further affected by the timing of certain of our marketing production expenditures. Further, the timing of opening of newly constructed or franchised hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three and six month periods ended June 30, 2015 and 2014. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•	Room revenues. Represents revenues derived from hotel operations at owned hotels which are almost exclusively driven by room rentals. These revenues are primarily derived from three categories of guests: leisure, corporate and group.

•	Franchise fees. Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations.

•	Management fees. Represents revenues derived from management fees received in connection with the management of day-to-day hotel operations, and other revenue generated by the incidental support of hotel operations for managed properties. Management fees are generally calculated as a percentage of gross room revenue. After the consummation of the IPO Transactions, we no longer have management fees from third parties.

•	Other hotel revenues. Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels, including charges to guests for vending commissions, meeting and banquet room revenue, laundry services, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

•	Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF revenues from properties managed for third parties.

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

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 878 in our system as of June 30, 2015, 814 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended June 30, 2015	Variance three months 2015 vs. three months 2014		Six months ended June 30, 2015	Variance six months 2015 vs. six months 2014
Occupancy	71.3%	67	bps	67.8%	152	bps
ADR	$87.10	3.0%		$86.25	3.6%
RevPAR	$62.11	4.0%		$58.52	5.9%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended June, 2015	Variance three months 2015 vs. three months 2014		Six months ended June 30, 2015	Variance six months 2015 vs. six months 2014
RevPAR Index(1)	96.4%	(44	) bps	96.2%	(15	) bps

(1)	Information based on the STR competitive set of hotels existing as of June 30, 2015.

From June 30, 2014 to June 30, 2015, our total number of owned, franchised and managed La Quinta hotels has grown from 848, or 85,000 rooms, to 878, or 87,200 rooms, with franchised hotels increasing from 495 to 526. At June 30, 2014, our franchise pipeline numbered 190 hotels, or 15,600 rooms, and has grown to 219 hotels, or 18,600 rooms, at June 30, 2015, while we have opened a net total of 31 hotels over that time period, including a hotel previously owned. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 34% of the conversions and new construction projects have commenced as of June 30, 2015.

Three months ended June 30, 2015 compared with three months ended June 30, 2014

For the three months ended June 30, 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the three months ended June 30, 2014. Despite the adverse impact on RevPAR from historically high levels of rainfall and flooding in Texas, the impact to RevPAR of a transition of our reservations call center, and the unexpected closure of one of our largest owned hotels for structural repairs, as well as challenges in specific markets, including markets in Texas, a combination of improved occupancy and ADR from the three months ended June 30, 2014, drove a system-wide RevPAR increase of 4.0 percent in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. We were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 3.0 percent increase in system-wide ADR in the three months ended June 30, 2015, compared to the three months ended June 30, 2014. System-wide occupancy increased 67 basis points in the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods:

	Three months ended June 30,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$236,420	$225,524	$10,896	4.8
Franchise and other fee-based revenues	26,297	24,130	2,167	9.0
Other hotel revenues	4,937	4,967	(30)	(0.6)

	267,654	254,621	13,033	5.1
Brand marketing fund revenues from franchised and managed properties	6,234	5,668	566	10.0

Total Revenues	273,888	260,289	13,599	5.2
Operating Expenses
Direct lodging expenses	100,002	96,025	3,977	4.1
Depreciation and amortization	44,275	43,251	1,024	2.4
General and administrative expenses	27,654	51,610	(23,956)	(46.4)
Other lodging and operating expenses	14,950	16,042	(1,092)	(6.8)
Marketing, promotional and other advertising expenses	19,095	17,084	2,011	11.8
Impairment loss	42,498	5,157	37,341	NM (1)
Loss on sale	4,003	—	4,003	NM (1)

	252,477	229,169	23,308	10.2
Brand marketing fund expenses from franchised and managed properties	6,234	5,668	566	10.0

Total Operating Expenses	258,711	234,837	23,874	10.2

Operating Income	15,177	25,452	(10,275)	(40.4)
Other Income (Expenses)
Interest expense, net	(22,191)	(35,805)	13,614	(38.0)
Loss on extinguishment of debt, net	—	(2,030)	2,030	NM (1)
Other income (loss)	67	(248)	315	NM (1)

Total Other Income (Expenses)	(22,124)	(38,083)	15,959	(41.9)

Income (Loss) from Continuing Operations Before Income Taxes	(6,947)	(12,631)	5,684	(45.0)
Income tax provision	2,380	(4,950)	7,330	NM (1)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	321,054	NM (1)

Income (Loss) from Continuing Operations, net of tax	(4,567)	(338,635)	334,068	(98.7)
Loss on Discontinued Operations, net of tax	—	—	—	NM (1)

Net Loss	(4,567)	(338,635)	334,068	(98.7)
Net (Income) Loss Attributable to Noncontrolling Interests	(96)	57	(153)	NM (1)

Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$(4,663)	$(338,578)	$333,915	(98.6)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended June 30, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	70.7%	84	bps
ADR	$82.00	3.0%
RevPAR	$57.98	4.2%
Franchised Hotels
Occupancy	72.1%	46	bps
ADR	$93.17	3.0%
RevPAR	$67.14	3.7%
System-wide
Occupancy	71.3%	67	bps
ADR	$87.10	3.0%
RevPAR	$62.11	4.0%

Revenues

Owned hotels

As of June 30, 2015, we had 352 owned hotels, including the 14 Previously Managed Hotels, comprising approximately 44,800 rooms, located in the United States. Room revenues at our owned hotels for the three months ended June 30, 2015 and 2014 totaled $236.4 million and $225.5 million, respectively. The increase of $10.9 million, or 4.8 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 4.2 percent, which was due to increases in ADR and occupancy of 3.0 percent and 84 basis points, respectively.

The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including the steady economic environment, an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for each of the three months ended June 30, 2015 and 2014 totaled $4.9 million for each period. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2015, we had 526 franchised hotels, comprising approximately 42,400 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the three months ended June 30, 2015 and 2014 totaled $26.3 million and $24.1 million, respectively. The increase of $2.2 million, or 9.0 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 3.7 percent, which was due to increases in ADR and occupancy of 3.0 percent and 46 basis points, respectively. The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From June 30, 2014 to June 30, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,400 rooms to our system.

Operating expenses

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$100.0	$96.0	4.1
Other lodging and operating expenses	15.0	16.0	(6.8)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $115.0 million and $112.0 million, respectively, for the three months ended June 30, 2015 and 2014, resulting in an increase of $3.0 million, or 2.7 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 84 basis points; (2) increases in salaries and benefits at our Owned Hotels including increased health care costs related to compliance with the Affordable Care Act, (3) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in commission expense; and (b) increased volume driven through Booking.com, and (4) an increase in credit card fees. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was offset by decreases in other lodging and operating expenses for certain of our owned hotels primarily in the costs for general liability and auto insurance. The decrease in general liability and auto insurance was partially offset by an increase in the cost of property insurance.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$44.3	$43.3	2.4

Depreciation and amortization expense for our owned hotels totaled $44.3 million and $43.3 million, respectively, for the three months ended June 30, 2015 and 2014. The increase of $1.0 million, or 2.4 percent, was the result of $79.1 million in capital expenditures between June 30, 2015 and June 30, 2014, which drove additional depreciation on certain owned assets in 2015.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$27.7	$51.6	(46.4)

General and administrative expenses totaled $27.7 million and $51.6 million, respectively, for the three months ended June 30, 2015 and 2014. The decrease of $24.0 million, or 46.4 percent, was primarily the result of a decrease in equity based compensation expense of $27.0 million. For the three months ended June 30, 2015 and 2014 equity based compensation expense included $0.5 million and $26.2 million, respectively, related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. The balance of the equity based compensation amount relates to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO. The decrease is partially offset by other factors including increases in executive and director compensation and fees for professional services, primarily accounting and legal, related to the Company operating as a public company and cost related to a secondary offering of common stock.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	$19.1	$17.1	11.8

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $19.1 million and $17.1 million, respectively, for the three months ended June 30, 2015 and 2014. The increase of $2.0 million, or 11.8 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast, online and print media outlets in order to enhance brand awareness and bookings. In addition, we spent $6.2 million and $5.7 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended June 30, 2015 and 2014, respectively which increased for similar reasons.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Impairment loss	$42.5	$5.2	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Company has entered into discussions for the sale of 24 of its owned hotels. Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $42.5 million in the three months ended June 30, 2015 to adjust the value of these assets to their estimated fair value.

In June 2014, we determined that the long-lived assets associated with one of our Owned Hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the three months ended June 30, 2014. Subsequent to June 30, 2014, we reached an agreement with the landlord and renewed the ground lease.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on sale	$4.0	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

On April 13, 2015, we entered into an agreement to sell one of our Owned Hotels for approximately $3.0 million. We closed the sale prior to June 30, 2015 and recorded a loss on sale of approximately $4.0 million related to this transaction.

Other Income (Expenses)

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$22.2	$35.8	(38.0)

Interest expense, net, totaled $22.2 million and $35.8 million, respectively, for the three months ended June 30, 2015 and 2014. The decrease of $13.6 million, or 38.0 percent, was primarily driven by a decrease in the overall interest rate on our new senior debt facility entered into at the time of the IPO as compared to our previously existing debt and lower average outstanding balances of debt.

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on extinguishment of debt, net	$—	$2.0	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt during the three months ended June 30, 2014, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees

	Three months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$(2.4)	$5.0	NM	(1)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. The provision for the three month periods ended June 30, 2015 and 2014 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2014 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended June 30, 2015 and 2014. The comparison of the three month period ended June 30, 2015 to the three month period ended June 30, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Three months ended June 30,
(in thousands)	2015	2014
Revenues
Owned Hotels	$242,443	$231,596
Franchise and Management(1)	30,144	26,658

Segment revenues	272,587	258,254
Other revenues from franchised and managed properties	6,234	5,668
Corporate and other(2)	33,696	31,201
Intersegment elimination(3)	(38,629)	(34,834)

Total revenues	$273,888	$260,289

Adjusted EBITDA
Owned Hotels	$90,636	$85,815
Franchise and Management	30,144	26,658

Segment Adjusted EBITDA	120,780	112,473
Corporate and other	(8,944)	(6,962)

Adjusted EBITDA	$111,836	$105,511

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.
(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $20.0 million and $18.4 million for each of the three month periods ended June 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)	Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $38.6 million and $34.8 million for each of the three month periods ended June 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 4.2 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increase is a result of increased Owned Hotels segment revenues of approximately $10.8 million and decreased other lodging and operating expenses of $1.1 million, which were partially offset by increases in direct lodging expenses increased $4.0 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $3.5 million primarily as a result of the increases in RevPAR of 3.7 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

For the six months ended June 30, 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the six months ended June 30, 2014. Despite the adverse impact on RevPAR historically high levels of rainfall and flooding in Texas, the impact to RevPAR of a transition of our reservations call center, and the unexpected closure of one of our largest owned hotels for structural repairs, as well as challenges in specific markets, including markets in Texas, a combination of improved occupancy and ADR from the six months ended June 30, 2014 drove the system-wide RevPAR increase of 5.9 percent in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. We were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 3.6 percent increase in system-wide ADR in the six months ended June 30, 2015, compared to the six months ended June 30, 2014. System-wide occupancy increased 152 basis points in the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the periods:

	Six months ended June 30,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$454,135	$414,523	$39,612	9.6
Franchise and other fee-based revenues	47,054	42,991	4,063	9.5
Other hotel revenues	9,513	9,731	(218)	(2.2)

	510,702	467,245	43,457	9.3
Brand marketing fund revenues from franchised and managed properties	11,292	10,353	939	9.1

Total Revenues	521,994	477,598	44,396	9.3
Operating Expenses
Direct lodging expenses	197,507	184,354	13,153	7.1
Depreciation and amortization	87,930	84,862	3,068	3.6
General and administrative expenses	60,913	68,612	(7,699)	(11.2)
Other lodging and operating expenses	31,957	30,535	1,422	4.7
Marketing, promotional and other advertising expenses	37,804	33,531	4,273	12.7
Impairment loss	42,498	5,157	37,341	NM	(1)
Loss on sale	4,003	—	4,003	NM	(1)

	462,612	407,051	55,561	13.6
Brand marketing fund expenses from franchised and managed properties	11,292	10,353	939	9.1

Total Operating Expenses	473,904	417,404	56,500	13.5

Operating Income	48,090	60,194	(12,104)	(20.1)
Other Income (Expenses)
Interest expense, net	(44,962)	(72,765)	27,803	(38.2)
Loss on extinguishment of debt, net	—	(2,030)	2,030	NM	(1)
Other income (loss)	579	(301)	880	NM	(1)

Total Other Income (Expenses)	(44,383)	(75,096)	30,713	(40.9)

Income (Loss) from Continuing Operations Before Income Taxes	3,707	(14,902)	18,609	NM	(1)
Income tax provision	(1,960)	(5,698)	3,738	(65.6)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	321,054	NM	(1)

Income (Loss) from Continuing Operations, Net of Tax	1,747	(341,654)	343,401	NM	(1)
Loss on Discontinued Operations, Net of Tax	—	(503)	503	NM	(1)

Net Loss	1,747	(342,157)	343,904	NM	(1)
Net (Income) Loss Attributable to Noncontrolling Interests	(268)	(3,764)	3,496	(92.9)

Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$1,479	$(345,921)	$347,400	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Six months ended June 30, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	67.7%	161	bps
ADR	$82.65	3.8%
RevPAR	$55.97	6.3%
Franchised Hotels
Occupancy	68.0%	143	bps
ADR	$90.59	3.3%
RevPAR	$61.61	5.5%
System-wide
Occupancy	67.8%	152	bps
ADR	$86.25	3.6%
RevPAR	$58.52	5.9%

Revenues

Owned hotels

As of June 30, 2015, we had 352 owned hotels, including the 14 Previously Managed Hotels, comprising approximately 44,800 rooms, located in the United States. Room revenues at our owned hotels for the six months ended June 30, 2015 and 2014 totaled $454.1 million and $414.5 million, respectively. The increase of $39.6 million, or 9.6 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 6.3 percent, which was due to increases in ADR and occupancy of 3.8 percent and 161 basis points, respectively. Additionally, room revenues for the six months ended June 30, 2015 includes room revenues of $23.4 million for the 14 Previously Managed Hotels, which were acquired on April 14, 2015.

The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including the steady economic environment, an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for the six months ended June 30, 2015 and 2014 totaled $9.5 million and $9.7 million, respectively. The decrease of $0.2 million, or 2.2 percent, was primarily a result of a decrease in demand for ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2015, we had 526 franchised hotels, comprising approximately 42,400 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the six month periods ended June 30, 2015 and 2014 totaled $47.0 million and $43.0 million, respectively. The increase of $4.0 million, or 9.5 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 5.5 percent, which was due to increases in ADR and occupancy of 3.3 percent and 143 basis points, respectively. The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From June 30, 2014 to June 30, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,400 rooms to our system.

Operating expenses

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$197.5	$184.4	7.1
Other lodging and operating expenses	32.0	30.5	4.7

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $229.5 million and $214.9 million, respectively, for the six month periods ended June 30, 2015 and 2014, resulting in an increase of $14.6 million, or 6.8 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 161 basis points; (2) increases in salaries and benefits at our Owned Hotels including increased health care costs related to compliance with the Affordable Care Act, (3) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in commission expense; and (b) increased volume driven through Booking.com, (4) increased utilities costs, specifically electricity and water, and (5) and increased expenses related to the acquisition of the 14 Previously Managed Hotels on April 14, 2014, particularly ground lease rental and employee compensation costs. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for certain of our owned hotels.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$87.9	$84.9	3.6

Depreciation and amortization expense for our owned hotels totaled $87.9 million and $84.9 million, respectively, for the six month period ended June 30, 2015 and 2014. The increase of $3.0 million, or 3.6 percent, was the result of $79.1 million in capital expenditures between June 30, 2015 and June 30, 2014, which drove additional depreciation on certain owned assets in 2015, as well as $166.5 million in additions to property and equipment as a result of the acquisition of the Previously Managed Hotels.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$60.9	$68.6	(11.2)

General and administrative expenses totaled $60.9 million and $68.6 million, respectively, for the six month periods ended June 30, 2015 and 2014. The decrease of $7.7 million, or 11.2 percent, was primarily the result of a decrease in equity based compensation expense of $18.0 million. For the six months ended June 30, 2015 and 2014, equity based compensation expense included $5.6 million and $26.2 million, respectively, related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. These shares became fully vested on April 14, 2015. Equity based compensation amounts also include amounts related to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO, including grants made in 2015. The change in general and administrative expenses is also impacted by other factors including increases in executive and director compensation and fees for professional services, primarily accounting and legal, related to the Company operating as a public company. Additionally, we (1) had a significant favorable legal accrual reversal in 2014, (2) incurred expenses a secondary offering of common stock, (3) had increased costs related to the transition of our call center to a new provider in 2015, and (4) incurred additional expenses related to the defense of the IRS tax audit.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	$37.8	$33.5	12.7

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $37.8 million and $33.5 million, respectively, for the six month periods ended June 30, 2015 and 2014. The increase of $4.3 million, or 12.7 percent, was primarily driven by the timing of spending under certain brand programs and increased spending to enhance brand awareness and bookings via broadcast, online and print media outlets. In addition, we spent $11.3 million and $10.4 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the six months ended June 30, 2015 and 2014, respectively which increased for similar reasons.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Impairment loss	$42.5	$5.2	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Company has entered into discussions for the sale of 24 of its owned hotels. Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $42.5 million in the six month period ended June 30, 2015 to adjust the value of these assets to their estimated fair value.

In June 2014, we determined that the long-lived assets associated with one of our Owned Hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the three months ended June 30, 2014. Subsequent to June 30, 2014, we reached an agreement with the landlord and renewed the ground lease.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on sale	$4.0	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

On April 13, 2015, we entered into an agreement to sell one of our Owned Hotels for approximately $3.0 million. We closed the sale prior to June 30, 2015 and recorded a loss on sale of approximately $4.0 million related to this transaction.

Other Income (Expenses)

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$45.0	$72.8	(38.2)

Interest expense, net, totaled $45.0 million and $72.8 million, respectively, for the six months ended June 30, 2015 and 2014. The decrease of $27.8 million, or 38.2 percent, was primarily driven by a decrease in the overall interest rate on our new senior debt facility entered into at the time of the IPO as compared to our historical debt and the lower average outstanding balances of debt. Also interest expense for the six months ended June 30, 2015 and 2014 included $4.4 million and $1.9 million, respectively, of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on extinguishment of debt, net	$—	$2.0	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt during the six months ended June 30, 2014, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$2.0	$5.7	(65.6)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. The provision for the six month periods ended June 30, 2015 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2014 Form 10-K.

	Six months ended June 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on discontinued operations, net of tax	$—	$0.5	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During June 2013, we finalized the decision to dispose of 44 of our owned hotels. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations for the six month period ended June 30, 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the six months ended June 30, 2015 and 2014. The comparison of the six month period ended June 30, 2015 to the six month period ended June 30, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Six months ended June 30,
(in thousands)	2015	2014
Revenues
Owned Hotels	$465,893	$426,298
Franchise and Management(1)	55,897	39,923

Segment revenues	521,790	466,221
Other revenues from franchised and managed properties	11,292	10,353
Corporate and other(2)	63,105	54,028
Intersegment elimination(3)	(74,193)	(53,004)

Total revenues	$521,994	$477,598

Adjusted EBITDA
Owned Hotels	$166,824	$161,275
Franchise and Management	55,897	39,923

Segment Adjusted EBITDA	222,721	201,198
Corporate and other	(20,881)	(20,236)

Adjusted EBITDA	$201,840	$180,962

(1)	This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fees for trademark rights and 1.67% management fee for management services) to our owned hotels. In connection with the IPO, we entered into a new franchise agreement with our owned hotels, which covers certain services as well as trademark rights, and a new management agreement and terminated the existing agreements with our owned hotels. The new agreements, which commenced April 14, 2014, provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. Our consolidated financial information by segment for periods prior to April 14, 2014 presented herein reflects the historical aggregate fees of 2.0%.

(2)	Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels totaled $38.3 million and $30.9 million for the six month periods ended June 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)	Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $74.2 million and $53.0 million for each of the six month periods ended June 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to the inclusion of the Previously Managed Hotels post-IPO and an improvement in RevPAR of 6.3 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $39.6 million, this increase is partially offset by the establishment of new franchise and management agreements at the time of our IPO, which resulted in increased franchise, reservation, and management fee expense totaling $0.9 million. In addition, direct lodging expenses increased $13.2 million, and other lodging and operating expenses increased $1.4 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $16.0 million primarily as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income totaling $22.4 million. In addition franchise and management segment revenues increased as a result of the increases in RevPAR of 5.5 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of June 30, 2015, we had total cash and cash equivalents of $56.5 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments. In July 2015, the Board of Directors approved moving forward with a $200 million share repurchase program once net debt to Pro Forma Adjusted EBITDA falls below 4.0.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of June 30, 2015), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be utilized in 2015 and 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $15 million to $17 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that become applicable each year from 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards although we may be subject to annual limitations.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the six months ended June 30,		Percent Change
(in millions)	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$135.3	$125.5	7.8
Net cash used in investing activities	(41.8)	(15.8)	NM	(1)
Net cash used in financing activities	(146.9)	(40.1)	NM	(1)

(1)	Fluctuation in terms of percentage change not meaningful

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 0.98 and 1.50 as of June 30, 2015 and December 31, 2014, respectively.

Operating activities

Net cash provided by operating activities was $135.3 million for the six months ended June 30, 2015, compared to $125.5 million for the six months ended June 30, 2014. The $9.8 million increase was primarily driven by increased operating income prior to the reduction for equity based compensation and the impairment loss. This increase was offset by the effects of timing in our various working capital components including accounts receivable and accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2015 was $41.8 million, compared to $15.8 million provided by investing activities during the six months ended June 30, 2014. The $26.0 million increase in cash used in investing activities was primarily attributable to the prior year acquisition of the Previously Managed Hotels funded by cash released from restriction, offset by increased capital expenditures and a decrease of $4.0 million in proceeds from sale of assets for the six months ended June 30, 2014.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2015 was $146.9 million, compared to $40.1 million during the six months ended June 30, 2014. The $106.8 million increase in cash used in financing activities was primarily attributable to current year repayments of long-term debt, including $135 million of voluntary principal payments, as compared to the net of various financing activities surrounding our debt refinancing and IPO in 2014. These 2014 financing activities included proceeds from our new senior debt facility of $2.1 billion, net proceeds from issuance of common stock of $698.0 million, and capital contributions of $21.5 million, partially offset by repayment of long-term debt of $2.7 billion, payment of deferred costs of $27.3 million, payment of original issue discount of $10.5 million, distributions to noncontrolling interest holders of $4.2 million, including $3.9 for redemption of the capital stock held by third-party shareholders of our REIT entities.

Capital expenditures

During the six months ended June 30, 2015 and 2014, we paid for capital expenditures of approximately $49.3 million and $48.8 million, respectively.

As of June 30, 2015, we had outstanding commitments under capital expenditure contracts of approximately $29.0 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. In 2014, we made voluntary prepayments of $195.0 million on the loan term facility and made quarterly scheduled principal payments of $9.8 million in the aggregate. As of June 2015, we have made voluntary prepayments of $135.0 million on the term loan facility and quarterly scheduled principal payments of $9.0 million.

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

Contractual obligations

There have been no significant changes in our contractual obligations since December 31, 2014 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our 2014 Form 10-K is incorporated herein by reference.

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

Newly Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” The amendments in this ASU eliminate the requirement of Extraordinary Items to be separately classified on the income statement. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis.” The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated and modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted, including in the interim periods. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts or premiums. The provisions of ASU No. 2015-03 are effective for reporting periods beginning after December 31, 2015 and is required to be adopted retroactively; early adoption is permitted. We do not anticipate that the adoption of this standard will have a significant impact on our financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08. Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015. This adoption impacts the comparability of our financial statements as disposals of individual owned hotels will generally no longer qualify as discontinued operations.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.16 percent per annum at December 31, 2014 to 0.19 percent at June 30, 2015. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of June 30, 2015 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying value	Fair value
	2015	2016	2017	2018	2019	Thereafter
Term Facility	$8.9	$17.6	$17.6	$17.6	$17.6	$1,663.2	$1,742.5	$1,740.8
Weighted average interest rate(1)							4.500%

(1)	Weighted average interest rate as of June 30, 2015, which includes the interest rate swap.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: July 29, 2015	By:	/s/ Keith A. Cline
Keith A. Cline
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 29, 2015	By:	/s/ James H. Forson
James H. Forson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)