Form 10-Q
period 2015-09-30
La Quinta Holdings Inc.
filed 2015-10-29
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The registrant had outstanding 129,638,534 shares of Common Stock, par value $0.01 per share as of October 23, 2015.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$117,569	$109,857
Accounts receivable, net of allowance for doubtful accounts of $5,207 and $4,567	43,910	39,938
Assets held for sale	70,453	—
Deferred tax assets	28,947	59,746
Other current assets	13,267	11,581
Total Current Assets	274,146	221,122
Property and equipment, net of accumulated depreciation	2,645,993	2,826,248
Intangible assets, net of accumulated amortization	178,413	179,406
Deferred costs, net of accumulated amortization	25,211	28,295
Other non-current assets	11,161	10,636
Total Non-Current Assets	2,860,778	3,044,585
Total Assets	$3,134,924	$3,265,707
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$19,001
Accounts payable	27,943	21,447
Accrued expenses and other liabilities	74,868	71,117
Accrued payroll and employee benefits	40,794	35,196
Accrued real estate taxes	25,713	20,570
Total Current Liabilities	186,832	167,331
Long-term debt	1,720,988	1,866,698
Other long-term liabilities	35,249	23,727
Deferred tax liabilities	373,699	399,496
Total Liabilities	2,316,768	2,457,252
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of September 30, 2015 and December 31, 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at September 30, 2015, 130,983,804 shares issued and 129,638,534 shares outstanding as of September 30, 2015 and 130,778,365 shares issued and 130,695,274 shares outstanding as of December 31, 2014	1,310	1,307
Additional paid-in-capital	1,149,957	1,129,815
Accumulated deficit	(302,546)	(321,083)
Treasury stock at cost, 1,345,270 shares at September 30, 2015 and 83,091 shares at December 31, 2014	(23,004)	(1,532)
Accumulated other comprehensive loss	(10,420)	(3,127)
Noncontrolling interests	2,859	3,075
Total Equity	818,156	808,455
Total Liabilities and Equity	$3,134,924	$3,265,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share data)
REVENUES:
Room revenues	$238,758	$234,658	$692,893	$649,181
Franchise and other fee-based revenues	28,504	25,224	75,558	68,215
Other hotel revenues	5,173	5,078	14,686	14,809
	272,435	264,960	783,137	732,205
Brand marketing fund revenues from franchise and managed properties	6,668	6,158	17,960	16,511
Total Revenues	279,103	271,118	801,097	748,716
OPERATING EXPENSES:
Direct lodging expenses	105,268	101,076	302,775	285,430
Depreciation and amortization	44,363	45,086	132,293	129,948
General and administrative expenses	31,761	32,251	92,674	100,863
Other lodging and operating expenses	17,165	15,589	49,122	46,124
Marketing, promotional and other advertising expenses	19,230	16,639	57,034	50,170
Impairment loss	1,823	—	44,321	5,157
Loss on sale	85	—	4,088	—
	219,695	210,641	682,307	617,692
Brand marketing fund expenses from franchise and managed properties	6,668	6,158	17,960	16,511
Total Operating Expenses	226,363	216,799	700,267	634,203
Operating Income	52,740	54,319	100,830	114,513
OTHER INCOME (EXPENSES):
Interest expense, net	(20,970)	(24,495)	(65,932)	(97,260)
Loss on extinguishment of debt, net	—	—	—	(2,030)
Other income (loss)	719	(795)	1,298	(1,096)
Total Other Income (Expenses)	(20,251)	(25,290)	(64,634)	(100,386)
Income (Loss) from Continuing Operations Before Income Taxes	32,489	29,029	36,196	14,127
Income tax provision	(15,406)	(16,162)	(17,366)	(21,860)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	(321,054)
Net Income (Loss) from Continuing Operations, net of tax	17,083	12,867	18,830	(328,787)
Loss on Discontinued Operations, net of tax	—	—	—	(503)
NET INCOME (LOSS)	17,083	12,867	18,830	(329,290)
Income from noncontrolling interests in continuing operations	(25)	(50)	(293)	(3,814)
Income from noncontrolling interests in discontinued operations	—	—	—	—
Net income attributable to noncontrolling interests	(25)	(50)	(293)	(3,814)
Amounts attributable to La Quinta Holdings’ stockholders
Income (loss) from continuing operations	17,058	12,817	18,537	(332,601)
Loss from discontinued operations	—	—	—	(503)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$17,058	$12,817	$18,537	$(333,104)
Earnings (loss) per share:
Basic and diluted	$0.13	$0.10	$0.14	$(2.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share data)
NET INCOME (LOSS)	$17,083	$12,867	$18,830	$(329,290)
Cash flow hedge adjustment, net of tax	(4,586)	3,118	(7,293)	582
COMPREHENSIVE NET INCOME (LOSS)	12,497	15,985	11,537	(328,708)
Comprehensive net income attributable to noncontrolling interests	(25)	(50)	(293)	(3,814)
Comprehensive net income (loss) attributable to La Quinta Holdings’ stockholders	$12,472	$15,935	$11,244	$(332,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the nine months ended September 30, 2015 and 2014

		Equity Attributable to La Quinta Holdings Inc. Stockholders
							Accumulated
					Additional		Other
	Members’	Common Stock		Treasury	Paid in	Accumulated	Comprehensive	Noncontrolling	Total
	Equity	Shares	Amount	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
	(in thousands, except share data)
Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253
Net income (loss)	(16,214)	—	—	—	—	(316,890)	—	3,814	(329,290)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,398)	(4,504)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,434,867	44	—	39,534	—	—	—	39,578
Repurchase of common stock	—	(56,102)	(1)	(943)	—	—	—	—	(944)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment, net of tax	—		—	—	—	—	582	—	582
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—
Balance as of September 30, 2014	$—	130,722,563	$1,307	$(943)	$1,111,410	$(316,890)	$582	$3,052	$798,518
Balance as of January 1, 2015	$—	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income (loss)	—	—	—	—	—	18,537	—	293	18,830
Distributions	—	—	—	—	—	—	—	(509)	(509)
Equity based compensation	—	204,549	3	—	19,209	—	—	—	19,212
Tax benefit related to equity based compensation	—	—	—	—	933	—	—	—	933
Repurchase of common stock	—	(1,261,289)	—	(21,472)	—	—	—	—	(21,472)
Cash flow hedge adjustment, net of tax	—	—	—	—	—	—	(7,293)	—	(7,293)
Balance as of September 30, 2015	$—	129,638,534	$1,310	$(23,004)	$1,149,957	$(302,546)	$(10,420)	$2,859	$818,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,830	$(329,290)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	132,100	129,568
Amortization of other non-current assets	304	736
Amortization of intangible assets	713	807
Loss on extinguishment of debt, net	—	2,030
Interest expense added to long-term debt	—	18,601
Amortization of long-term debt reduction	—	(1,532)
(Gain) loss related to casualty disasters	1,064	(1,125)
Write off of deferred incentive costs	4	—
Amortization of leasehold interests	(520)	(427)
Amortization of deferred costs	4,157	6,807
Loss on sale or retirement of assets	4,249	—
Impairment loss	44,321	5,308
Equity based compensation	19,212	39,578
Deferred income taxes	9,862	18,257
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321,054
Excess tax benefits from equity based compensation	(933)	—
Provision for doubtful accounts	1,863	1,556
Changes in assets and liabilities:
Accounts receivable	(7,833)	(5,675)
Other current assets	(219)	3,066
Receivables from / payable to affiliates	—	1,298
Other non-current assets	(1,829)	(285)
Accounts payable	386	(8,391)
Accrued payroll and employee benefits	5,598	5,623
Accrued real estate taxes	5,143	4,005
Accrued expenses and other liabilities	3,681	15,241
Other long-term liabilities	1,102	868
Net cash provided by operating activities	241,255	227,678

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(77,667)
Capital expenditures	(74,383)	(65,832)
Decrease in restricted cash	—	103,026
Decrease in other non-current assets	1,000	382
Insurance proceeds on casualty disasters	5,370	997
Payment of franchise incentives	(30)	(400)
Proceeds from sale of assets	3,792	7,053
Net cash used in investing activities	(64,251)	(32,441)

	2015	2014
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,100,000
Repayment of long-term debt	(148,244)	(2,896,452)
Payment of deferred costs	—	(27,255)
Payment of original issue discount	—	(10,500)
Proceeds from issuance of common stock, net	—	697,978
Excess tax benefits from equity based compensation	933	—
Purchase of treasury stock	(21,472)	(944)
Distributions	—	(106)
Distributions to noncontrolling interests	(509)	(4,398)
Capital contributions	—	21,516
Net cash used in financing activities	(169,292)	(120,161)
Increase in cash and cash equivalents	7,712	75,076
Cash and cash equivalents at the beginning of the period	109,857	33,412
Cash and cash equivalents at the end of the period	$117,569	$108,488
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$64,220	$78,838
Income taxes paid during the period, net of refunds	$12,002	$3,733
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$4,604	$2,166
Deferred costs included in proceeds from issuance of common stock	$—	$4,757
Cash flow hedge adjustment, net of tax	$(7,293)	$582
Receivable for capital assets damaged by casualty disasters	$3,302	$1,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and nine months ended September 30, 2015

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common shares, respectively. As of September 30, 2015, Blackstone beneficially owned 27.1% of Holdings’ common shares outstanding.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“US”), Canada, Mexico and Honduras. As of September 30, 2015 and 2014, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	September 30, 2015		September 30, 2014
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	351	44,600	352	44,800
Joint Venture	1	200	1	200
Franchised	532	42,800	501	40,500
Totals	884	87,600	854	85,500

(1) During the second quarter of 2015, we sold one of our Owned Hotels for $3.0 million, net of transaction costs. We recorded a loss on sale of $4.0 million related to this transaction. The purchaser subsequently signed a franchise agreement for this hotel to remain in our system. At September 30, 2015, Owned Hotels includes 24 hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

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

Included in franchise and other fee-based revenues are management fees of approximately $0.1 million for the three months ended September 30, 2014 and approximately $0.7 million for the nine months ended September 30, 2014, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 9)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

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

Assets held for sale—Long-lived assets are classified as held for sale when all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset and does not expect significant changes to the plan or that the plan will be withdrawn
•	The asset is available for immediate sale in its present condition
•	The asset is being actively marketed
•	The sale of the asset is probable within one year

When we identify a long-lived asset as held for sale, depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated sales price less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustments based on offers we are willing to take under serious consideration and continued review of facts and circumstances. Losses on sales are recorded to the extent that the amounts ultimately received for the sale of assets differ from the adjusted book values of the assets. Gains on sales are recognized at the time the assets are sold, provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the Company relating to the assets sold are expected to be insignificant.

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

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015. This adoption impacts the comparability of our financial statements as disposals of individual owned hotels will generally no longer qualify as discontinued operations.

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

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting.

As of September 30, 2015, the carrying amounts of the major classes of assets for assets held for sale were as follows:

As of September 30,
2015
(in thousands)
Current assets	$403
Property and equipment, net	69,485
Other non-current assets	565
Total assets held for sale	$70,453

During the second quarter of 2013, 44 of our hotels were classified as assets held for sale, and the results of their operations, in accordance with accounting rules in place at that time, have been presented within discontinued operations for all affected periods presented in the accompanying condensed consolidated statements of operations.

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

For the nine months ended September 30,
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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2014. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	For the three months ended September 30,	For the nine months ended September 30,
	2014	2014
	(in thousands)
Total revenues	$271,118	$760,636
Net income (loss) attributable to La Quinta Holdings’ stockholders	12,836	(329,525)
Basic and diluted earnings per share	0.10	(2.62)

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Land	$794,051	$836,514
Buildings and improvements	2,700,415	2,799,967
Furniture, fixtures, equipment and other	409,683	403,271
Total property and equipment	3,904,149	4,039,752
Less accumulated depreciation	(1,264,058)	(1,214,450)
Property and equipment, net	2,640,091	2,825,302
Construction in progress	5,902	946
Total property and equipment, net of accumulated depreciation	$2,645,993	$2,826,248

Depreciation and amortization expense related to property and equipment was $42.2 million and $43.1 million for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense related to property and equipment was $126.0 million and $124.1 million for the nine months ended September 30, 2015 and 2014, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Current:
Term Facility (1)	$17,514	$19,001
Long term:
Term Facility (1)	1,720,988	1,866,698
Total debt	$1,738,502	$1,885,699

(1)

As of September 30, 2015 and December 31, 2014, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.20% and 0.16%, respectively. As of September 30, 2015, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

The terms of the Term Facility require us to make certain scheduled principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. During the nine months ended September 30, 2015, we made voluntary principal prepayments totaling $135.0 million and quarterly scheduled principal payments totaling $13.3 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1:00, and as a result the rate decrease to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to September 30, 2015. Included in the Term Facility as of September 30, 2015 and December 31, 2014 is an unamortized original issue discount of $8.5 million and $9.6 million, respectively. As of September 30, 2015 and December 31, 2014, we had $16.5 million and $18.6 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

We incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of September 30, 2015, the net balance of these debt issuance costs included in our condensed consolidated balance sheet was $23.3 million.

Interest Rate and Fees—Borrowings under the Term Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Term Facility is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the Agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%.  As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of September 30, 2015, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of September 30, 2015 and December 31, 2014, we have $10.6 million in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
Description	2015	2014	2015	2014
	(in thousands)
Term Facility	$19,678	$23,222	$62,120	$43,583
Mortgage Loan (1)	—	—	—	23,754
Holdco III Mortgage Loan (2)	—	—	—	3,206
Mezzanine Loan (3)
Current	—	—	—	3,107
Deferred	—	—	—	18,601
Amortization of long-term debt reduction	—	—	—	(1,532)
Amortization of original issue discount	352	—	1,047	—
Amortization of deferred financing costs	955	1,274	2,846	6,571
Other interest	4	4	9	10
Interest income	(19)	(5)	(90)	(40)
Total interest expense, net	$20,970	$24,495	$65,932	$97,260

(1)	Refers to our mortgage loan agreement entered into on July 6, 2007 (the “Mortgage Loan”). In December 2007, a portion of the Mortgage Loan was refinanced with a senior mezzanine loan.
(2)	Refers to Holdco III’s mortgage loan entered into in December 2011 (the “Holdco III Mortgage Loan”).
(3)

In July 2007, we entered into five unsecured, mezzanine loans. The senior mezzanine loan referred to in footnote (1) and the five unsecured, mezzanine loans are collectively referred to as the “Mezzanine Loans.”

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and nine months ended September 30, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Interest Rate Caps

Pursuant to the terms of the Holdco I Loans and the Holdco III Mortgage Loan, we were required to maintain interest rate caps. The effect of these interest rate cap agreements was to limit our maximum interest rate exposure with respect to increases in LIBOR. We purchased and maintained these interest rate caps until July 2014 when they expired, and the related gain or loss on these investments is reflected within other income (loss) in the accompanying condensed consolidated statements of operations. We did not elect to designate any of these interest rate caps as effective hedging instruments.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$(16,031)	Other long- term liabilities	$(4,811)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain	For the three months ended September 30,		For the nine months ended September 30,
	(Loss) Recognized	2015	2014	2015	2014
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$(4,586)	$3,118	$(7,293)	$582

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2015.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$117,569	$117,569	$109,857	$109,857
Interest rate swaps (2)	(16,031)	(16,031)	(4,811)	(4,811)
Long-term debt (3)	1,738,502	1,693,530	1,885,699	1,846,181

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of September 30, 2015 and December 31, 2014, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.3% and 4.4%, as of September 30, 2015 and December 31, 2014, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the second quarter of 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these 24 hotels are based on estimated selling price, less selling costs.

In the third quarter of 2015, we identified a restaurant parcel where it became more likely than not the restaurant would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $1.6 million to adjust the carrying value of this restaurant parcel to its estimated fair value. During the third quarter of 2015, this restaurant parcel met the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value these assets are based on estimated selling price, less selling costs.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015:

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels	$—	$—	$69,428	$69,428	$42,685
1 Owned Restaurant Parcel	—	—	1,025	1,025	1,636
	$—	$—	$70,453	$70,453	$44,321

In June 2014 we determined that the long-lived assets associated with one of our owned hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the nine months ended September 30, 2014. Subsequent to September 30, 2014, the Company reached an agreement with the landlord and renewed the lease. For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

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

Other Arrangements

As of September 30, 2015 and December 31, 2014, approximately $31.2 million and $43.9 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.6 million and $0.8 million during the three months ended September 30, 2015 and 2014, respectively. The fees paid for these products and services were approximately $2.1 million and $2.3 million during the nine month periods ended September 30, 2015 and 2014, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a

100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  No additional response or requests from the Appeals Officer have been received. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2015, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. That examination is in process; as of September 30, 2015, we have not been advised of any proposed adjustments.

Purchase Commitments — As of September 30, 2015, we had approximately $20.8 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of September 30, 2015, we had $8.1 million in outstanding commitments owed to various franchisees for such financial assistance.

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

The Company recorded a provision for federal, state and foreign income tax expense of approximately $15.4 million and $17.4 million for the three and nine months ended September 30, 2015, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $16.1 million and $21.9 million during the three and nine month periods ended September 30, 2014, respectively. The provisions for the three and nine month periods ended September 30, 2015 and 2014 reflect certain equity compensation charges that are not deductible for income tax purposes.

NOTE 12. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million during both the three month periods ended September 30, 2015 and 2014. We paid employer contributions of approximately $1.8 million and $1.5 million, during the nine month periods ended September 30, 2015 and 2014, respectively.

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

Total compensation expense under the Promote Plan was $5.6 million during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, total compensation expense under the Promote Plan was $5.4 million and $31.7 million, respectively. As of September 30, 2015, 9,658 shares have been forfeited from the Promote Plan.

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

2014 Grant II — On June 11, 2014, we issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. 2014 Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.1 years as of September 30, 2015. The fair value of 2014 Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

Director Unit Grants — On June 11, 2014, November 25, 2014, January 20, 2015, June 11, 2015, and July 24, 2015 we granted a total of 40,965 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates. The grant date fair value was $18.70 per RSU for the June 11, 2014 grant, $21.48 for the November 25, 2014 grant, $20.57 for the January 20, 2015 grant, $24.30 for the June 11, 2015 grant and $22.09 for the July 24, 2015 grant. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares at target value of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 1.3 years as of September 30, 2015. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2014 Performance Unit Grant was $19.80 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	24.05%
Dividend yield (2)	—%
Risk-free rate (3)	0.70%
Expected term (in years) (4)	2.6

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

2015 Grant I — In January 2015, February 2015 and May 2015, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.86 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.3 years as of September 30, 2015. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 2.3 years as of September 30, 2015. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2015 Performance Unit Grant was $25.35 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	31.66%
Dividend yield (2)	—%
Risk-free rate (3)	1.00%
Expected term (in years) (4)	2.87

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the 2015 Performance Unit Grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

During the three and nine months ended September 30, 2015, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $6.2 million and $13.6 million, respectively, excluding related taxes. During the three and nine months ended September 30, 2014, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $3.2 million and $7.9 million, respectively, excluding related taxes. Unrecognized compensation expense as of September 30, 2015 was $17.7 million. As of September 30, 2015, 35,773 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of September 30, 2015, there were approximately 11.8 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan, including the units granted under our restricted stock unit awards.

During September 2015, pursuant to a Separation and Release Agreement (the “Separation and Release Agreement”), dated effective as of September 15, 2015, that the Company entered into with its former President and Chief Executive Officer in connection with his departure, the Company accelerated the vesting of 0.3 million shares issued to him under the 2014 Omnibus Incentive Plan and incurred a corresponding non-cash severance charge of $3.0 million. In addition, pursuant to the benefits to which the Company’s former President and Chief Executive Officer was entitled under the Separation and Release Agreement, the Company accrued a cash severance related charge of $7.6 million that was paid subsequent to period end.

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

The calculations of basic and diluted earnings per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Numerator:
Income (loss) from continuing operations, attributable to La Quinta Holdings’ stockholders	$17,058	$12,817	$18,537	$(332,601)
Loss from discontinued operations, attributable to La Quinta Holdings’ stockholders	—	—	—	(503)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$17,058	$12,817	$18,537	$(333,104)
Denominator:
Weighted average number of shares outstanding, basic	129,858	127,734	129,264	125,542
Weighted average number of shares outstanding, diluted	130,914	128,494	130,543	125,542
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$0.13	$0.10	$0.14	$(2.65)
Loss from discontinued operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	—	—	—	—
Basic and diluted earnings (loss) per share	$0.13	$0.10	$0.14	$(2.65)

For the three and nine month period ended September 30, 2015, immaterial amount of shares were anti-dilutive. Approximately 0.3 million shares and 1.2 million shares for the three months and nine months ended September 30, 2014, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

During September 2015, Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Through September 30, 2015, the Company repurchased 999,452 shares of common stock. These shares were repurchased at a weighted-average price of $16.03 per share, for an aggregate purchase price of $16.0 million. Of the $16.0 million aggregate purchase price through September 30, 2015, $10.0 million was settled in cash during the period, with the remainder settled in ordinary course subsequent to September 30, 2015. The shares repurchased through September 30, 2015 represented approximately 1% of the Company's total shares of common stock outstanding as of December 31, 2014. The shares of common stock that were repurchased were placed in treasury stock. As of September 30, 2015, $84 million remained under this share repurchase authorization.

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

The table below shows summarized consolidated financial information by segment for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Owned hotels	$245,558	$241,266	$711,451	$667,564
Franchise and management (1)	31,460	29,054	87,357	68,977
Segment revenues	277,018	270,320	798,808	736,541
Other fee-based revenues from franchise and managed properties	6,668	6,158	17,960	16,511
Corporate and other (2)	34,757	34,026	97,862	88,054
Intersegment elimination (3)	(39,340)	(39,386)	(113,533)	(92,390)
Total revenues	$279,103	$271,118	$801,097	$748,716

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA
Owned hotels	$87,098	$87,951	$253,922	$249,226
Franchise and management	31,460	29,054	87,357	68,977
Segment Adjusted EBITDA	118,558	117,005	341,279	318,203
Corporate and other	(4,327)	(7,708)	(25,208)	(27,944)
Adjusted EBITDA	$114,231	$109,297	$316,071	$290,259

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $20.0 million and $20.1 million for the three month periods ended September 30, 2015 and 2014, respectively, and $58.3 million and $51.0 million for the nine month periods ended September 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $39.3 million and $39.4 million for the three month periods ended September 30, 2015 and 2014, respectively and $113.5 million and $92.4 million for each of the nine month periods ended September 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA	$114,231	$109,297	$316,071	$290,259
Income (loss) from discontinued operations	—	—	—	(377)
Impairment loss	(1,823)	—	(44,321)	(5,308)
Loss on sale	(85)	—	(4,088)	—
Loss on retirement of assets	—	—	(161)	—
Gain (loss) related to casualty disasters	(393)	108	(1,064)	1,106
Gain (loss) on extinguishment of debt, net	—	—	—	(2,030)
Equity based compensation	(3,320)	(8,600)	(16,464)	(39,703)
Severance charges (1)	(11,021)	—	(11,021)	—
Other gains (losses), net (2)	873	(1,924)	(3,400)	(2,312)
EBITDA	98,462	98,881	235,552	241,635
Interest expense	(20,988)	(24,500)	(66,021)	(97,300)
Income tax provision	(15,406)	(16,162)	(17,366)	(21,860)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	(321,054)
Depreciation and amortization	(44,985)	(45,352)	(133,335)	(130,711)
Noncontrolling interests	(25)	(50)	(293)	(3,814)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$17,058	$12,817	$18,537	$(333,104)

(1)	Includes cash and non-cash charges relating to the departure of the Company’s former President and Chief Executive Officer.
(2)

Other gains (losses), net primarily consist of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), secondary offering costs, IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Total Assets
Owned hotels	$2,755,240	$2,928,180
Franchise and management	194,965	191,410
Total segments assets	2,950,205	3,119,590
Corporate and other	184,719	146,117
Total	$3,134,924	$3,265,707

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the nine month periods ended September 30, 2015 and 2014:

	For the nine months ended September 30,
	2015	2014
Capital Expenditures
Owned hotels	$59,480	$52,019
Franchise and management	—	—
Total segment capital expenditures	59,480	52,019
Corporate and other	14,903	13,813
Total	$74,383	$65,832

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. Our system-wide portfolio, as of September 30, 2015, consisted of 884 hotels representing approximately 87,600 rooms located predominantly across 47 U.S. states, as well as in Canada, Mexico and Honduras, of which 352 hotels were owned and operated and 532 were franchised. We also have a pipeline of 221 franchised hotels in the United States, Mexico, Canada, Colombia, Nicaragua, Guatemala and Chile. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the nine months ended September 30, 2015, we derived over 99% of our revenue from within the United States.

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
•

Franchise and management—This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to September 30, 2015.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other from the period for April 14, 2014 to September 30, 2015.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned and franchised La Quinta branded hotels as of September 30, 2015 and 2014.

	As of September 30,
	2015	2014
Owned Hotels:
Owned Hotels (1)	352	353
Net Owned Hotels	352	353
Franchised/Managed Hotels:
Franchised Hotels	532	501
Total Franchised/Managed Hotels	532	501
Total Net Owned and Franchised/Managed Hotels	884	854

(1)  Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. At September 30, 2015, Owned Hotels includes 24 hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

The following table summarizes our owned, franchised and managed hotels as of September 30, 2015 and 2014:

	As of September 30,
	2015	2014
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)(1)	185	184
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)(1)	54	56
La Quinta Inns (exterior corridor)(1)	110	110
Total Owned	352	353
Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	446	403
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	77	84
La Quinta Inns (exterior corridor)	6	11
Total Franchised/Managed	532	501
Total Hotels	884	854

 (1)  Of the 24 Owned hotels designated as assets held for sale, five are La Quinta Inn & Suites (interior corridor), seven are La Quinta Inns (interior corridor) and 12 are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three and nine month periods ended September 30, 2015 and 2014. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

•

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business, other leasehold interests and amortization of software licenses, all of which are amortized over their estimated useful lives.

•

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•

Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our 2014 Form 10-K. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions, estimated holding periods or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

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

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 884 in our system as of September 30, 2015, 813 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Three months ended September 30, 2015	Variance three months 2015 vs. three months 2014	Nine months ended September 30, 2015	Variance nine months 2015 vs. nine months 2014
Occupancy	71.1%	(64) bps	69.0%	79 bps
ADR	$89.02	3.0%	$87.20	3.3%
RevPAR	$63.33	2.1%	$60.13	4.5%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Three months ended September 30, 2015	Variance three months 2015 vs. three months 2014	Nine months ended September 30, 2015	Variance nine months 2015 vs. nine months 2014
RevPAR Index (1)	96.6%	(13) bps	96.4%	(5) bps
(1)	Information based on the STR competitive set of hotels existing as of September 30, 2015.

We experienced a decline in RevPAR Index during the three months ended September 30, 2015. We are working to identify steps we can take to improve our revenue and RevPAR index performance. One possible outcome is a heightened effort to enhance the consistency of the brand experience across our platform, which will likely require incremental expenditures.

From September 30, 2014 to September 30, 2015, our total number of owned, franchised and managed La Quinta hotels has grown from 854, or 85,500 rooms, to 884, or 87,600 rooms, with franchised hotels increasing from 501 to 532. At September 30, 2014, our franchise pipeline numbered 196 hotels, or 16,100 rooms, and has grown to 221 hotels, or 19,500 rooms, at September 30, 2015, while we have opened a net total of 31 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 35% of the conversions and new construction projects have commenced as of September 30, 2015.

Three months ended September 30, 2015 compared with three months ended September 30, 2014

For the three months ended September 30, 2015, we experienced system-wide improvement at our comparable hotels in ADR, and RevPAR, compared to the three months ended September 30, 2014. Despite the adverse impact on RevPAR from declines in occupancy, challenges in specific markets, including markets in Texas, the residual impact to RevPAR of a transition of our reservations call center, and the ongoing unexpected closure of one of our largest hotels for structural repairs, improved ADR from the three months ended September 30, 2014, drove a system-wide RevPAR increase of 2.1 percent in the three months ended September 30, 2015, compared to the three months ended September 30, 2014. We were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 3.0 percent increase in system-wide ADR in the three months ended September 30, 2015, compared to the three months ended September 30, 2014. System-wide occupancy decreased 64 basis points in the three months ended September 30, 2015, compared to the three months ended September 30, 2014 as a result of weaker demand during August and September.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods:

	For the three months ended September 30,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$238,758	$234,658	$4,100	1.7
Franchise and other fee-based revenues	28,504	25,224	3,280	13.0
Other hotel revenues	5,173	5,078	95	1.9
	272,435	264,960	7,475	2.8
Brand marketing fund revenues from franchised and managed properties	6,668	6,158	510	8.3
Total Revenues	279,103	271,118	7,985	2.9
Operating Expenses
Direct lodging expenses	105,268	101,076	4,192	4.1
Depreciation and amortization	44,363	45,086	(723)	(1.6)
General and administrative expenses	31,761	32,251	(490)	(1.5)
Other lodging and operating expenses	17,165	15,589	1,576	10.1
Marketing, promotional and other advertising expenses	19,230	16,639	2,591	15.6
Impairment loss	1,823	—	1,823	NM	(1)
Loss on sale	85	—	85	NM	(1)
	219,695	210,641	9,054	4.3
Brand marketing fund expenses from franchised and managed properties	6,668	6,158	510	8.3
Total Operating Expenses	226,363	216,799	9,564	4.4
Operating Income	52,740	54,319	(1,579)	(2.9)
Other Income (Expenses)
Interest expense, net	(20,970)	(24,495)	3,525	(14.4)
Other income (loss)	719	(795)	1,514	NM	(1)
Total Other Income (Expenses)	(20,251)	(25,290)	5,039	(19.9)
Income from Continuing Operations Before Income Taxes	32,489	29,029	3,460	11.9
Income tax provision	(15,406)	(16,162)	756	(4.7)
Net Income	17,083	12,867	4,216	32.8
Net Income Attributable to Noncontrolling Interests	(25)	(50)	25	(50.0)
Net Income Attributable to La Quinta Holdings’ stockholders	$17,058	$12,817	$4,241	33.1

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended September 30, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	69.6%	(142) bps
ADR	$83.34	4.0%
RevPAR	$57.97	2.0%
Franchised Hotels
Occupancy	73.0%	30 bps
ADR	$95.61	1.8%
RevPAR	$69.84	2.3%
System-wide
Occupancy	71.1%	(64) bps
ADR	$89.02	3.0%
RevPAR	$63.33	2.1%

Revenues

Owned hotels

As of September 30, 2015, we had 352 owned hotels, comprising approximately 44,800 rooms, located in the United States. Room revenues at our owned hotels for the three months ended September 30, 2015 and 2014 totaled $238.8 million and $234.7 million, respectively. The increase of $4.1 million, or 1.7 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 2.0 percent, which was due to an increase in ADR of 4.0 percent, partially offset by a decrease in occupancy of 142 basis points.

The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including the continued low level of new hotels being built in our competitive markets allowing for enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training, offset by a decrease in occupancy driven by reduced demand in our markets experienced primarily in August and September of 2015.

Other hotel revenues at our owned hotels for each of the three months ended September 30, 2015 and 2014 totaled $5.2 million and $5.1 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2015, we had 532 franchised hotels, comprising approximately 42,800 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the three months ended September 30, 2015 and 2014 totaled $28.5 million and $25.2 million, respectively. The increase of $3.3 million, or 13.0 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 2.3 percent, which was due to increases in ADR and occupancy of 1.8 percent and 30 basis points, respectively. The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From September 30, 2014 to September 30, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,300 rooms to our system.

Operating expenses

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$105.3	$101.1	4.1
Other lodging and operating expenses	17.2	15.6	10.1

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $122.5 million and $116.7 million, respectively, for the three months ended September 30, 2015 and 2014, resulting in an increase of $5.8 million, or 5.0 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) increases in salaries and benefits at our owned hotels including increased health care costs related to compliance with the Affordable Care Act, (2) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in commission expense; and (b) increased volume driven through Booking.com, and (3) an increase in credit card fees. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase included increases in other lodging and operating expenses for certain of our owned hotels primarily in the costs of property insurance, partially offset by decreases in general liability and auto insurance.

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$44.4	$45.1	(1.6)

Depreciation and amortization expense for our owned hotels totaled $44.4 million and $45.1 million, respectively, for the three months ended September 30, 2015 and 2014. The decrease of $0.7 million, or 1.6 percent, was the result of the suspension of depreciation for 24 Owned Hotels that are subject to a definitive purchase agreement, and which were designated as assets held for sale in September 2015. This decrease was partially offset by $87.2 million in capital expenditures between September 30, 2014 and September 30, 2015, which drove additional depreciation on certain owned assets in 2015.

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$31.8	$32.3	(1.5)

General and administrative expenses totaled $31.8 million and $32.3 million, respectively, for the three months ended September 30, 2015 and 2014. For the three months ended September 30, 2015, general and administrative expenses included $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO.  For the three months ended September 30, 2014 general and administrative expenses included equity based compensation expense of $5.4 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. Excluding the severance and IPO related equity based compensation expense, general and administrative expenses decreased primarily as the result of a significant reduction in corporate bonus expense and a decrease in healthcare costs.  These decreases are partially offset by increases in non-executive salaries and fees for professional services, primarily legal, related to the Company operating as a public company.

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	$19.2	$16.6	15.6

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $19.2 million and $16.6 million, respectively, for the three months ended September 30, 2015 and 2014. The increase of $2.6 million, or 15.6 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast, online and print media outlets in order to enhance brand awareness and bookings. In addition, we spent $6.7 million and $6.2 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the three months ended September 30, 2015 and 2014, respectively which increased for similar reasons.

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Impairment loss	$1.8	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The Company entered into discussions to sell a restaurant parcel during the third quarter. Due to the potential reduced holding period of the assets related to the restaurant, the Company recorded an impairment charge of $1.6 million in the three months ended

September 30, 2015 to adjust the value of these assets to their estimated fair value. In addition, the Company recorded an additional $0.2 million in impairment related to 24 Owned Hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

Other Income (Expenses)

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$21.0	$24.5	(14.4)

Interest expense, net, totaled $21.0 million and $24.5 million, respectively, for the three months ended September 30, 2015 and 2014. The decrease of $3.5 million, or 14.4 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter.

	Three months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$15.4	$16.2	(4.7)

The provision for the three month periods ended September 30, 2015 and 2014 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2014 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended September 30, 2015 and 2014.

	Three months ended September 30,
(in thousands)	2015	2014
Revenues
Owned Hotels	$245,558	$241,266
Franchise and Management (1)	31,460	29,054
Segment revenues	277,018	270,320
Other revenues from franchised and managed properties	6,668	6,158
Corporate and other (2)	34,757	34,026
Intersegment elimination (3)	(39,340)	(39,386)
Total revenues	$279,103	$271,118
Adjusted EBITDA
Owned Hotels	$87,098	$87,951
Franchise and Management	31,460	29,054
Segment Adjusted EBITDA	118,558	117,005
Corporate and other	(4,327)	(7,708)
Adjusted EBITDA	$114,231	$109,297

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $20.0 million and $20.1 million for each of the three month periods ended September 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $39.3 million and $39.4 million for each of the three month periods ended September 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 2.0 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increase is a result of increased Owned Hotels segment revenues of approximately $4.3 million, which were partially offset by increases in direct lodging expenses of $4.2 million and increases in other lodging and operating expenses of $1.6 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $2.4 million primarily as a result of the increases in RevPAR of 2.3 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

For the nine months ended September 30, 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the nine months ended September 30, 2014. Despite the adverse impacts to RevPAR of historically high levels of rainfall and flooding in Texas, the transition of our reservations call center, and the unexpected closure of one of our largest owned hotels for structural repairs, as well as other challenges in specific markets, including markets in Texas, a combination of improved occupancy and ADR from the nine months ended September 30, 2015 drove a system-wide RevPAR increase of 4.5 percent for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. We were able to increase ADR in markets where demand outpaced supply and successfully manage room rate availability, resulting in a 3.3 percent increase in system-wide ADR in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. System-wide occupancy increased 79 basis points for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the periods:

	Nine months ended September 30,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$692,893	$649,181	$43,712	6.7
Franchise and other fee-based revenues	75,558	68,215	7,343	10.8
Other hotel revenues	14,686	14,809	(123)	(0.8)
	783,137	732,205	50,932	7.0
Brand marketing fund revenues from franchised and managed properties	17,960	16,511	1,449	8.8
Total Revenues	801,097	748,716	52,381	7.0
Operating Expenses
Direct lodging expenses	302,775	285,430	17,345	6.1
Depreciation and amortization	132,293	129,948	2,345	1.8
General and administrative expenses	92,674	100,863	(8,189)	(8.1)
Other lodging and operating expenses	49,122	46,124	2,998	6.5
Marketing, promotional and other advertising expenses	57,034	50,170	6,864	13.7
Impairment loss	44,321	5,157	39,164	NM	(1)
Loss on sale	4,088	—	4,088	NM	(1)
	682,307	617,692	64,615	10.5
Brand marketing fund expenses from franchised and managed properties	17,960	16,511	1,449	8.8
Total Operating Expenses	700,267	634,203	66,064	10.4
Operating Income	100,830	114,513	(13,683)	(11.9)
Other Income (Expenses)
Interest expense, net	(65,932)	(97,260)	31,328	(32.2)
Loss on extinguishment of debt, net	—	(2,030)	2,030	(100.0)
Other income (loss)	1,298	(1,096)	2,394	NM	(1)
Total Other Income (Expenses)	(64,634)	(100,386)	35,752	(35.6)
Income from Continuing Operations Before Income Taxes	36,196	14,127	22,069	NM	(1)
Income tax provision	(17,366)	(21,860)	4,494	(20.6)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	321,054	NM	(1)
Income (Loss) from Continuing Operations, Net of Tax	18,830	(328,787)	347,617	NM	(1)
Loss on Discontinued Operations, Net of Tax	—	(503)	503	NM	(1)
Net Income (Loss)	18,830	(329,290)	348,120	NM	(1)
Net Income Attributable to Noncontrolling Interests	(293)	(3,814)	3,521	(92.3)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$18,537	$(333,104)	$351,641	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Nine months ended September 30, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	68.3%	59 bps
ADR	$82.89	3.9%
RevPAR	$56.65	4.8%
Franchised Hotels
Occupancy	69.7%	105 bps
ADR	$92.35	2.7%
RevPAR	$64.38	4.3%
System-wide
Occupancy	69.0%	79 bps
ADR	$87.20	3.3%
RevPAR	$60.13	4.5%

Revenues

Owned hotels

As of September 30, 2015, we had 352 owned hotels, comprising approximately 44,800 rooms, located in the United States. Room revenues at our owned hotels for the nine months ended September 30, 2015 and 2014 totaled $692.9 million and $649.2 million, respectively. The increase of $43.7 million, or 6.7 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 4.8 percent, which was due to increases in ADR and occupancy of 3.9 percent and 59 basis points, respectively.

The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including, an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our competitive markets allowing for enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training.

Other hotel revenues at our owned hotels for the nine months ended September 30, 2015 and 2014 totaled $14.7 million and $14.8 million, respectively. The decrease of $0.1 million, or 0.8 percent, was primarily a result of a decrease in demand for ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2015, we had 532 franchised hotels, comprising approximately 42,800 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the nine month periods ended September 30, 2015 and 2014 totaled $75.6 million and $68.2 million, respectively. The increase of $7.4 million, or 10.8 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 4.3 percent, which was due to increases in ADR and occupancy of 2.7 percent and 105 basis points, respectively. The increase in RevPAR, subject to the factors described above, was driven by a combination of factors, including an increased demand for hotel rooms due in part to the continued low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From September 30, 2014 to September 30, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,300 rooms to our system.

Operating expenses

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$302.8	$285.4	6.1
Other lodging and operating expenses	49.1	46.1	6.5

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $351.9 million and $331.5 million, respectively, for the nine month periods ended September 30, 2015 and 2014, resulting in an increase of $20.4 million, or 6.2 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1) an occupancy increase of 59 basis points; (2) increases in salaries and benefits at our owned hotels including increased health care costs related to compliance with the Affordable Care Act, (3) increased travel agency commission costs due to (a) increased volume driven through Expedia.com’s Expedia Traveler’s Preference, which allows the guest a choice to pay for a reservation at the time of booking resulting in Expedia retaining its margin before paying us after the guest’s stay, or to pay us directly, resulting in the recognition of a commission after the guest departs based on actual consumed revenue. Many of our guests chose to pay us directly under this program, resulting in commission expense; and (b) increased volume driven through Booking.com, (4) increased utilities costs, specifically electricity and water, and (5) and increased expenses related to the acquisition of the 14 Previously Managed Hotels on April 14, 2014, particularly ground lease rental and employee compensation costs. These expense increases were partially offset by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property, general liability and auto insurance, as well as property taxes related to increased valuation assessments for certain of our owned hotels.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$132.3	$129.9	1.8

Depreciation and amortization expense for our owned hotels totaled $132.3 million and $129.9 million, respectively, for the nine month period ended September 30, 2015 and 2014. The increase of $2.4 million, or 1.8 percent, was the result of $87.2 million in capital expenditures between September 30, 2015 and September 30, 2014, which drove additional depreciation on certain owned assets in 2015, as well as $166.5 million in additions to property and equipment as a result of the acquisition of the Previously Managed Hotels on April 14, 2014.  The increase was partially offset by of the suspension of depreciation for 24 Owned Hotels that are subject to a definitive purchase agreement, and which were designated as assets held for sale in September 2015.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$92.7	$100.9	(8.1)

General and administrative expenses totaled $92.7 million and $100.9 million, respectively, for the nine month periods ended September 30, 2015 and 2014. The decrease of $8.2 million, or 8.1 percent, was primarily the result of a decrease in equity based compensation expense of $20.2 million. For the nine months ended September 30, 2015 and 2014, equity based compensation expense included $5.6 million and $31.7 million, respectively, related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. These shares became fully vested on April 14, 2015. Equity based compensation amounts also include amounts related to certain grants made under the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan at the time of, and subsequent to, our IPO, including grants made in 2015. The decrease also includes a significant reduction in corporate bonus expense. This decrease in general and administrative expenses is partially offset by $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO, in addition to other factors including increases in executive and director compensation and fees for professional services, primarily accounting and legal, related to the Company operating as a public company. Additionally, we (1) had a significant favorable legal accrual reversal in 2014, (2) incurred expenses in connection with a secondary offering of common stock in 2015, and (3) had increased costs related to the transition of our call center to a new provider in 2015.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	$57.0	$50.2	13.7

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $57.0 million and $50.2 million, respectively, for the nine month periods ended September 30, 2015 and 2014. The increase of $6.8 million, or 13.7 percent, was primarily driven by the timing of spending under certain brand programs and increased spending to enhance brand awareness and bookings via broadcast, online and print media outlets. In addition, we spent $18.0 million and $16.5 million of BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses for the nine months ended September 30, 2015 and 2014, respectively which increased for similar reasons.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Impairment loss	$44.3	$5.2	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Due to the potential reduced holding period of 24 Owned Hotels, the Company recorded an impairment charge of $42.7 million in the nine month period ended September 30, 2015 to adjust the value of these assets to their estimated fair value. The Company entered into a definitive purchase and sale agreement to sell these 24 Owned Hotels during the third quarter. Additionally, during the third quarter the Company entered into discussions to sell a restaurant parcel. Due to the potential reduced holding period of the restaurant assets, the Company recorded an impairment charge of $1.6 million in the three months ended September 30, 2015 to adjust the value of these assets to their estimated fair value.

In June 2014, we determined that the long-lived assets associated with one of our Owned Hotels were partially impaired primarily due to unfavorable expected terms of the upcoming underlying ground lease renewal and the likelihood of the Company abandoning the hotel upon expiration of the ground lease. As a result, we recorded an impairment loss of approximately $5.2 million for the three months ended September 30, 2014. Subsequent to September 30, 2014, we reached an agreement with the landlord and renewed the ground lease.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on sale	$4.1	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

On April 13, 2015, we entered into an agreement to sell one of our Owned Hotels for approximately $3.0 million. We closed the sale prior to September 30, 2015 and recorded a loss on sale of approximately $4.0 million related to this transaction. During the third quarter of 2015, we sold a restaurant parcel for a loss on sale of $0.1 million.

Other Income (Expenses)

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$65.9	$97.3	(32.2)

Interest expense, net, totaled $65.9 million and $97.3 million, respectively, for the nine months ended September 30, 2015 and 2014. The decrease of $31.4 million, or 32.2 percent, was primarily driven by a decrease in the overall interest rate on our new senior debt facility entered into at the time of the IPO as compared to our historical debt and the lower average outstanding balances of debt. The decrease, was also driven by the Company’s realization of a 25 basis point reduction in interest rate, when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter. Also, interest expense for the nine months ended September 30, 2015 and 2014 included $6.6 million and $4.1 million, respectively, of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

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

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$17.4	$21.9	(20.6)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Prior to our IPO on April 14, 2014, we operated within legal structures that are disregarded for federal and most state income tax purposes. Accordingly, in those jurisdictions that recognize disregarded status, items of income and expense have been allocated to the owners of our legal entities. The provision for the nine month period ended September 30, 2015 reflects our operation as a “C” corporation, including the impact of equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2014 Form 10-K.

	Nine months ended September 30,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on discontinued operations, net of tax	$—	$0.5	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During June 2013, we finalized the decision to dispose of 44 of our owned hotels. Prior to December 31, 2013, 40 of the 44 hotels were sold, with the remaining 4 being sold in February 2014. As such, these hotels were classified as assets held for sale, and the results of their operations are presented within discontinued operations, in accordance with accounting rules in place at that time, for the nine month period ended September 30, 2014.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 15: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the nine months ended September 30, 2015 and 2014. The comparison of the nine month period ended September 30, 2015 to the nine month period ended September 30, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014 – refer to the footnotes to the table below for a more detailed discussion:

	Nine months ended September 30,
(in thousands)	2015	2014
Revenues
Owned Hotels	$711,451	$667,564
Franchise and Management (1)	87,357	68,977
Segment revenues	798,808	736,541
Other revenues from franchised and managed properties	17,960	16,511
Corporate and other (2)	97,862	88,054
Intersegment elimination (3)	(113,533)	(92,390)
Total revenues	$801,097	$748,716
Adjusted EBITDA
Owned Hotels	$253,922	$249,226
Franchise and Management	87,357	68,977
Segment Adjusted EBITDA	341,279	318,203
Corporate and other	(25,208)	(27,944)
Adjusted EBITDA	$316,071	$290,259

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that are charged to our owned hotels totaled $58.3 million and $51.0 million for the nine month periods ended September 30, 2015 and 2014, respectively. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $113.5 million and $92.4 million for each of the nine month periods ended September 30, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to the inclusion of the Previously Managed Hotels post-IPO and an improvement in RevPAR of 4.8 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $43.9 million. This increase is partially offset by the establishment of new franchise and management agreements at the time of our IPO, which resulted in increased franchise, reservation, and management fee expense for Owned Hotels. In addition, direct lodging expenses increased $17.4 million, and other lodging and operating expenses increased $3.0 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $18.4 million primarily as a result of the establishment of new franchise and management agreements at the time of our IPO which resulted in increased franchise and management fee income from Owned Hotels. In addition, franchise and management segment revenues increased as a result of the increases in RevPAR of 4.3 percent at our comparable franchised and owned hotels and the net addition of hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

Liquidity and Capital Resources

Overview

As of September 30, 2015, we had total cash and cash equivalents of $117.6 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments. During September 2015, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). The Repurchase Program represented an acceleration of a portion of the $200 million repurchase program that the Company’s board of directors had previously approved for the Company to move forward with once the Company’s net debt to Pro Forma Adjusted EBITDA ratio falls below 4.0 times. Through September 30, 2015, the Company repurchased 999,452 shares of common stock. These shares were repurchased at a weighted-average price of $16.03 per share, for an aggregate purchase price of $16.0 million.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of September 30, 2015), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be utilized in 2015 and 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $19 million to $21 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that become applicable each year from 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards although we may be subject to annual limitations.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the nine months ended September 30,		Percent Change
(in millions)	2015	2014	2015 vs. 2014
Net cash provided by operating activities	$241.3	$227.7	6.0
Net cash used in investing activities	(64.3)	(32.4)	98.1
Net cash used in financing activities	(169.3)	(120.2)	40.9

Our ratio of current assets to current liabilities, excluding the current portion of long-term debt, was 1.62 and 1.50 as of September 30, 2015 and December 31, 2014, respectively.

Operating activities

Net cash provided by operating activities was $241.3 million for the nine months ended September 30, 2015, compared to $227.7 million for the nine months ended September 30, 2014. The $13.6 million increase was primarily driven by increased operating income prior to the reduction for equity based compensation and the impairment loss. This increase was offset by the effects of timing in our various working capital components including accounts receivable and accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $64.3 million, compared to $32.4 million used in investing activities during the nine months ended September 30, 2014. The $31.9 million increase in cash used in investing activities was primarily attributable to the prior year acquisition of the Previously Managed Hotels funded by a decrease in cash released from restriction, and an increase in insurance proceeds on casualty disasters offset by increased capital expenditures and a decrease of $3.3 million in proceeds from sale of assets.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2015 was $169.3 million, compared to $120.2 million during the nine months ended September 30, 2014. The $49.1 million increase in cash used in financing activities was primarily attributable to current year repayments of long-term debt, including $135 million of voluntary principal payments, as compared to the net of various financing activities surrounding our debt refinancing and IPO in 2014. These 2014 financing activities included proceeds from our new senior debt facility of $2.1 billion, net proceeds from issuance of common stock of $698.0 million, and capital contributions of $21.5 million, offset by repayment of long-term debt of $2.9 billion, payment of deferred costs of $27.3 million, payment of original issue discount of $10.5 million, distributions to noncontrolling interest holders of $4.4 million, including $3.9 million for redemption of the capital stock held by third-party shareholders of our REIT entities.

Capital expenditures

During the nine months ended September 30, 2015 and 2014, we paid for capital expenditures of approximately $74.4 million and $65.8 million, respectively.

As of September 30, 2015, we had outstanding commitments under capital expenditure contracts of approximately $20.8 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Borrowings under the term loans bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans is 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date.

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

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. In 2014, we made voluntary prepayments of $195.0 million on the loan term facility and made quarterly scheduled principal payments of $9.8 million in the aggregate. As of September 2015, we have made voluntary prepayments of $135.0 million on the term loan facility and quarterly scheduled principal payments of $13.3 million.

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

Newly Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the new guidance, only a disposal of a component that represents a major strategic shift of an organization qualifies for discontinued operations reporting. The guidance also requires expanded disclosures about discontinued operations and new disclosures in regards to individually significant disposals that do not qualify for discontinued operations reporting. This guidance is effective for the first interim or annual period beginning on or after December 15, 2014. We adopted this standard as of January 1, 2015. This adoption impacts the comparability of our financial statements as disposals of individual owned hotels will generally no longer qualify as discontinued operations.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.16 percent per annum at December 31, 2014 to 0.20 percent at September 30, 2015. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of September 30, 2015 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2015	2016	2017	2018	2019	Thereafter	value	value
Term Facility	$4.4	$17.5	$17.5	$17.5	$17.5	$1,664.1	$1,738.5	$1,693.5
Weighted average interest rate (1)							4.252%

(1)	Weighted average interest rate as of September 30, 2015, which includes the interest rate swap.

Refer to our Note 6: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/15-7/31/15	—	$—	—	$—
8/1/15-8/31/15	—	—	—	—
9/1/15-9/30/15	999,452	16.03	999,452	83,983,011
Total	999,452	$16.03	999,452	$83,983,011

(1) Includes repurchases pursuant to the Repurchase Program (as defined below); no additional shares were repurchased in the period.

(2) On September 17, 2015, the Company announced that our Board of Directors had authorized a program (the “Repurchase Program”) of indefinite duration to repurchase an aggregate of up to $100 million of the Company’s common stock, effective immediately.  The Repurchase Program represents the acceleration of a portion of the $200 million repurchase program that the Company had previously announced that our Board of Directors had approved for the Company to move forward with once our net debt to Pro Forma Adjusted EBITDA ratio falls below 4.0 times.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited, which may be considered our affiliates.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	Separation and Release Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2015 (File no. 001-36412))

31.1	Certification of Periodic Report by Interim Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: October 28, 2015	By:	/s/ Keith A. Cline
Keith A. Cline
Executive Vice President and Chief Financial Officer and Interim President and Chief Executive Officer
(Principal Financial Officer)

Date: October 28, 2015	By:	/s/ James H. Forson
James H. Forson
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)