Form 10-K
period 2015-12-31
La Quinta Holdings Inc.
filed 2016-02-25
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $876.5 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 19, 2016 was 124,417,557.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

LA QUINTA HOLDINGS INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2015

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the following risks, uncertainties and factors:

•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;
•	the results of the audit by the Internal Revenue Service;
•	our substantial indebtedness; and
•	Blackstone’s significant influence over us.

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

Basis of Presentation in this Annual Report on Form 10-K

On April 14, 2014, we completed our initial public offering (the “IPO”), in which we issued and sold approximately 44.0 million shares of common stock of La Quinta Holdings Inc. Our business prior to the IPO was conducted, and our hotel properties were owned, through multiple entities (including the entities owned by the Company at the completion of the IPO and previously under common control or otherwise consolidated for financial reporting purposes and their consolidated subsidiaries (the “Predecessor Entities”) and the entities that owned the 14 La Quinta hotels managed by the Predecessor Entities (the “Previously Managed Portfolio”), collectively, the “Existing Entities”). Prior to the IPO, certain of our Existing Entities operated as real estate investment trusts (“REITs”) for U.S. federal income tax purposes.

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

As of December 31, 2015, 13 of our La Quinta-branded hotels and one restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting under the current accounting standards.

Presentation of historical non-financial data.  Unless otherwise indicated or the context otherwise requires, operating and other non-financial data, including number of hotels and related data, disclosed in the sections of this Annual Report on Form 10-K other than the Financial Statement Sections (as defined below):

•	reflects the combined and consolidated business and operations of the Predecessor Entities; and
•	treats the Previously Managed Portfolio as owned hotels, which were acquired by the Predecessor Entities at the time of the IPO.

Presentation of combined financial information and certain other non-financial data. Unless otherwise indicated, or the context otherwise requires, for periods prior to the completion of the IPO, (i) the historical financial data in this Annual Report on Form 10-K and (ii) the operating and other non-financial data, including number of hotels and related data, disclosed in “Part II—Item 6. Selected Financial Data” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (collectively, the “Financial Statement Sections”):

•	reflects the combined and consolidated business and operations of the Predecessor Entities (including the management company, which was consolidated for financial reporting purposes); and
•	treats the Previously Managed Portfolio as franchised and managed hotels.

Terms Used in this Annual Report on Form 10-K

The following are definitions of certain terms used in this Annual Report on Form 10-K:

•	“ADR” or “average daily rate” means hotel room revenues divided by total number of rooms sold in a given period;
•	“Blackstone” means The Blackstone Group L.P. and its affiliates;
•	“Comfort” refers to Comfort Inns and Comfort Suites collectively;
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

Market and Industry Data

Within this Annual Report on Form 10-K, we reference information and statistics regarding the hotel industry and various segments within such industry. We have obtained this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. Smith Travel Research (“STR”) is the primary source for third-party market data and industry statistics. STR does not guarantee the performance of any company about which it collects and provides data. Nothing in the STR data should be construed as advice. Some data and other information are also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable, but have not independently verified them.

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

Overview

Our system-wide portfolio, as of December 31, 2015, consisted of 886 hotels representing approximately 87,500 rooms located predominantly in 48 states across the U.S., as well as in Canada, Mexico and Honduras, of which 341 hotels were owned and operated and 545 were franchised. We also have a pipeline of 228 franchised hotels as of December 31, 2015, to be located in the United States, Mexico, Colombia, Nicaragua, Guatemala and Chile (86% of which represents new construction as opposed to the conversion of an existing hotel).

As illustrated by the following table, from 2005 to December 31, 2015, we have grown our total number of owned and franchised hotels worldwide from 421 properties to 886 properties.

(1)

Certain of our owned hotels were previously operated by us as non-La Quinta hotels and are not included in this table until such time as they were converted to La Quinta-branded hotels. From the Acquisition (defined below) through December 31, 2015 and primarily in 2006, we converted 128 such hotels.

We are focused on providing clean and comfortable guest rooms at affordable prices in convenient locations. Our hotels typically include common areas with amenities such as a great room (including breakfast seating area, lobby with seating area and business center), swimming pool and vending areas and generally offer a complimentary breakfast. As of December 31, 2015, the hotels in our system consisted of 648 La Quinta Inn & Suites, which include guest suites and generally are our newer hotels with interior corridors, 236 La Quinta Inns, 128 of which include interior corridors, one LQ Hotel by La Quinta and one LQ Hotel. Our guest mix includes both business and leisure travelers.

La Quinta was founded in San Antonio, Texas in 1968 and has a 47-year history of owning and operating hotels. From 1973 to January 2006, we operated through our predecessors as a public company. In January 2006, we were acquired by Blackstone (the “Acquisition”). At the time of the Acquisition, we had a total of 425 hotels, of which 267 were owned hotels and 158 were franchised hotels. Since the Acquisition and through December 31, 2015, we expanded our franchise system by over three times, growing from 158 franchised hotels to 545 franchised hotels. We also established a franchise presence in Mexico, Central America and South America, with 35 hotels either open or in the pipeline in those regions.

Our brand and hotels

We operate our business across two segments: owned hotels and franchise and management. These segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our CEO, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. For more information regarding our segments, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segments” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below sets forth the number of hotels and rooms as of December 31, 2015:

	Owned		Franchised		Total
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Texas	75	10,020	155	11,214	230	21,234
Florida	53	6,566	22	1,897	75	8,463
California	22	3,271	34	2,923	56	6,194
Georgia	14	1,696	23	1,650	37	3,346
Colorado	15	1,894	11	919	26	2,813
Louisiana	13	1,796	15	948	28	2,744
Tennessee	8	988	18	1,451	26	2,439
Illinois	10	1,337	10	867	20	2,204
Oklahoma	2	236	24	1,906	26	2,142
New Mexico	8	914	11	758	19	1,672
Other states	121	14,840	212	18,194	333	33,034
United States Total	341	43,558	535	42,727	876	86,285
Mexico	—	—	7	901	7	901
Canada	—	—	2	133	2	133
Honduras	—	—	1	110	1	110
Total	341	43,558	545	43,871	886	87,429

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

We own, operate and franchise all of our hotels under the La Quinta Inn, La Quinta Inn & Suites, LQ Hotel by La Quinta and LQ Hotel trademarks. As of December 31, 2015, the hotels in our system consisted of 648 La Quinta Inn & Suites hotels, which include guest suites and are generally our newer hotels, 236 La Quinta Inns, one LQ Hotel by La Quinta and one LQ Hotel. When STR’s price points by segment are applied to each of our hotels, approximately 28% would be considered upper-midscale, approximately 53% would be considered midscale, approximately 10% would be considered economy (principally our owned hotels) and the balance would be considered in the segments above upper-midscale. Our hotels typically include common areas with amenities such as a great room (including breakfast seating area, lobby with seating area and business center), swimming pool and vending areas, and typically offer a complimentary breakfast. As of December 31, 2015, the hotels in our owned portfolio have an average age of 29 years, and the hotels in our franchise portfolio have an average age of 14 years, with approximately 30% being in our system less than five years.

Current designs for new La Quinta hotels are typically three or more story structures and approximately 50,600 square feet with approximately 85 to 100 interior corridor guest rooms. International La Quinta hotels generally also include expanded breakfast offerings, full-service restaurants and between 85 and 165 rooms. Certain of our owned hotels are larger than our typical design. For example, our hotel in downtown Chicago, which was converted from office space to a La Quinta-branded hotel in 2009, is approximately 141,000 square feet with 241 guest rooms. All new franchised hotels are La Quinta Inn & Suites in the U.S., and Canada. We are building on this strong brand identity by adding the “LQ Hotel” mark as a hotel identifier in Mexico, Central and South America.

At both our La Quinta Inn & Suites and La Quinta Inn hotels in the U.S. and Canada, our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We have an ownership interest in approximately 70 buildings that are adjacent to some of our owned hotels, which we generally lease to third party restaurant operators.

We regularly repair and maintain our owned hotels, and annually review each hotel to assess the need for renovations based on asset condition.  Maintenance and renovation capital expenditures are comprised of repair and maintenance in ordinary course operations, customary cycle renovations and ongoing maintenance of our technology infrastructure in order to keep it current. Customary cycle renovations can range from design renovations to full renovations and can include, among other things, replacement of mattresses, seating, fixtures or carpet, repainting, window treatments and improvements in the common areas. We maintain a variety of designs and décor scheme options for our rooms and select the room scheme for a given hotel’s cycle renovation based on market factors and our review of the optimal return for the capital invested.

On an ongoing basis, we evaluate additional capital projects such as accelerating renovation cycles for our owned hotels as well as investing in technology innovation that enhances our guest experience, and we will invest in those projects that we believe will provide an appropriate return on capital invested and increase RevPAR Index.

In addition, our franchise agreements allow us to require franchised hotels to replace furnishings every five to seven years and require upgrades to meet then-current brand standards at any time, but under these agreements, we may not require substantial upgrading or remodeling more often than once every five years.

We continually evaluate our owned hotel portfolio and, from time to time, we may sell certain hotels or groups of hotels that we determine are not consistent with our overall brand experience. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase agreement for 24 of our owned hotels, 11 of which were sold in the fourth quarter of 2015.  The current terms of this definitive purchase and sale agreement provide that the sale of the remaining 13 hotels will close by the end of the first quarter of 2016. These 24 hotels contributed $9.6 million in adjusted EBITDA for the year ended December 31, 2015.  In addition, we are currently conducting a strategic review of our owned hotel portfolio.  The number of properties we ultimately transact on could be as high as 50 to 100 hotels.

The following table summarizes our key operating statistics for our owned, franchised and managed hotels for the past five years (1) :

	As of and for the year ended December 31,
	2015	2014	2013	2012	2011
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)	183	184	184	185	185
La Quinta Inn & Suites (exterior corridor)	3	3	3	3	3
La Quinta Inns (interior corridor)	51	56	56	56	56
La Quinta Inns (exterior corridor)	104	110	114	142	142
Total Owned	341	353	357	386	386
Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	459	417	373	349	325
La Quinta Inn & Suites (exterior corridor)	3	3	5	3	3
La Quinta Inns (interior corridor)	77	84	89	92	98
La Quinta Inns (exterior corridor)	4	10	10	5	4
LQ Hotel by La Quinta (interior corridor)	1	—	—	—	—
LQ Hotel (interior corridor)	1	—	—	—	—
Total Franchised/Managed	545	514	477	449	430
Total	886	867	834	835	816
Occupancy Percentage
Company Owned Hotels	67.0%	66.5%	64.4%	62.7%	61.2%
Franchised/Managed Hotels	68.2%	67.3%	64.3%	62.8%	61.0%
Total	67.5%	66.8%	64.4%	62.7%	61.1%
Average Daily Rate
Company Owned Hotels	$82.05	$78.81	$75.09	$70.55	$67.22
Franchised/Managed Hotels	$91.08	$88.33	$84.96	$81.80	$78.11
Total	$86.21	$83.02	$79.46	$75.21	$71.59
RevPAR
Company Owned Hotels	$54.95	$52.40	$48.36	$44.21	$41.11
Franchised/Managed Hotels	$62.15	$59.41	$54.61	$51.37	$47.64
Total	$58.23	$55.48	$51.14	$47.17	$43.74
(1)	This table treats the Previously Managed Portfolio as “Company Owned Hotels.” See “Basis of Presentation in this Annual Report on Form 10-K.”

In addition, we have an active advisory Brand Council that includes both Company and franchisee representation and meets three to four times a year to discuss ways to strengthen our brand. Franchise representatives are elected from their geographical areas. Through the Brand Council, we often test new concepts at both owned and franchised hotels.

Our owned hotel operations

Centralized corporate services for our owned hotels include marketing, global and regional sales, revenue management, accounting, finance, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training. Our corporate headquarters is located in Irving, Texas.  We have further internally organized our owned hotel operations into 15 regions. Regional managers located within each region are responsible for the oversight of day-to-day owned hotel operations, on-site guest experience, and certain regional and local financial and other operational metrics for their assigned hotels.

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

We use target-driven operational budgets, prepared by our general managers, that are deployed after review with our senior management. Under the direction of our revenue management team, the hotel general managers, field leadership team and senior management continually review our room rates and price rooms into the demand curve based on the prevailing market conditions at each owned hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit targets and upon achieving targeted goals in their RevPAR Index and Net Promoter scores for their respective hotel. Our Net Promoter score, which measures a guest’s intent to recommend our brand, is calculated through guest satisfaction surveys that are conducted by an independent market research company. These surveys provide guest feedback on each of our hotels. Financial incentives reward our general managers for improvements in Net Promoter scores which are indicative of guest satisfaction levels. From time to time, we may adjust the labor model at specific hotels in order to help ensure consistent delivery of our guest experience. We believe this operating model and incentive program increase our general managers’ focus on operating efficient, well-maintained and profitable hotels and on delivering a “Here For You” guest experience.

Our franchising operations

Our franchising activities include franchising both newly constructed hotels and existing hotels converted to meet our brand standards. La Quinta Inn & Suites represents the current standard for La Quinta in the U.S. and Canada and has largely been the exclusive focus of franchise growth since 2007. In 2015, we opened the first LQ Hotel in Tegucigalpa, Honduras and the first LQ Hotel by La Quinta in Aguascalientes, Mexico. During 2016, we expect to add the LQ Hotel designation to all open La Quinta hotels in Mexico. As of December 31, 2015, there were 545 open and operating franchised La Quinta lodging facilities in the United States, Canada, Mexico and Honduras and a pipeline of 228 locations, each represented by an executed franchise agreement. Twenty-seven of these properties are to be located in Mexico, Colombia, Nicaragua, Guatemala and Chile. The remaining properties are to be located throughout the United States, with 63 in Texas, 16 in New York, 13 in California and the remaining 109 properties dispersed among 29 other states.

Franchising sales

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

Franchising agreements and fees

A prospective franchisee is required to pay us a nonrefundable application fee of $5,000 when an application is made for a La Quinta franchise. We evaluate franchise applicants on the basis of their hotel operating experience and ability, financial resources strength and credit history, among other factors. Our current form of franchise agreement provides that approved franchise applicants will pay us an initial fee of $55,000, against which the application fee is credited, for up to 100 authorized guest rooms, plus $550 per guest room over 100. Historically, we have modified this initial fee to adapt to differing circumstances, such as the size and type of hotel facility, the location of the hotel site, and the experience and creditworthiness of the applicant. During our fiscal year ended December 31, 2015, franchisees were charged initial fees up to $55,000.  For certain of these agreements, the Company determined that the circumstances warranted waiving the initial fee in its entirety. Additionally, a franchisee may expand the number of guest rooms in a hotel with our approval, which requires payment of the then-standard per room initial fee per guest room. A franchisee may also transfer ownership of a hotel with our approval, which may require payment of a transfer fee.

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

Our franchise agreements for existing franchised hotels in the United States generally require a franchisee to pay a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement) during the first two years of operating under our brand and 4.5% of gross room revenues for all periods thereafter. Our current form of franchise agreement for newly franchised hotels in the United States requires a franchisee to pay a royalty fee of 4.5% of gross room revenues during the first two years of operating under our brand and 5.0% of gross room revenues for all periods thereafter. After the first two years, a U. S. franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchised hotel achieves superior results in guest satisfaction as measured and defined by results of surveys conducted by an independent market research firm. However, our current form of franchise agreement for newly franchised hotels outside of the United States does not include a royalty fee ramp up or rebates for guest satisfaction results. In addition to royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fee of 2.5% for brand advertising and other promotional efforts and a reservation fee of 2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay us other fees, such as fees to participate in our online LQConnect intranet, computer related fees, attend training programs and participate in our La Quinta Returns program. We also provide franchisees the option to purchase revenue management services for their hotel, at fees ranging from $800 to $5,000 per month depending on the size of the hotel and services provided.

Our franchise agreements generally have an initial term of 20 years, and, as of December 31, 2015, the average remaining term of our existing franchise contracts for open locations is approximately 14 years. We, and the franchisee, generally have a right to terminate the agreement on the tenth and fifteenth anniversary of the opening date of the franchised hotel and, if the hotel was converted from a competing brand, additionally on the fifth such anniversary. The franchisee may also terminate the agreement if the hotel is not meeting predetermined occupancy levels, which may, under certain circumstances, require payment of specified termination fees to us. Additionally, we have the right to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations, which may, under certain circumstances, require payment by the franchisee of specified liquidated damages to us. Since the inception of our franchising program, excluding temporary franchised locations, we have retained approximately 85% of our franchise properties and the majority of the terminations were initiated by us. During the fiscal year ended December 31, 2015, 12 franchise agreements for open locations terminated. Seven of these terminations were initiated by us, four were initiated by the franchisee, and one expired by its terms. In addition, we had five temporary franchise agreements that terminated. The temporary franchise agreements were provided to owners of disposition properties (who were given the option to continue using the La Quinta brand while they transitioned to a new brand) which expired by their terms.

Franchising operations support

As of December 31, 2015, the average size of our franchised hotels is approximately 80 rooms. Before a franchised hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchised hotel opens, we strive to provide continued sales support and operational assistance. Each franchised hotel must adhere to rigorous brand standards of design, maintenance and guest service and is inspected periodically by a franchise service director to assure that the franchised hotel adheres to our brand standards. Competition for franchise agreements, however, may require us to reduce the level of hotel improvements required for a particular hotel.

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

Our pipeline

As of December 31, 2015, we had a pipeline of 228 future franchised hotels, representing approximately 20,400 rooms. Each hotel in our pipeline is represented by an executed 20-year franchise agreement. Eighty-six percent of our pipeline represents new construction and the remaining 14% represents the conversion of an existing hotel into a La Quinta-branded hotel. As of December 31, 2015, approximately 32% of the new construction and conversion has commenced. However, based on historical experience, converted hotels in our pipeline can generally become operational between 12 to 18 months from the date of execution of the franchise agreement, and newly constructed hotels in our pipeline can generally become operational between 36 to 48 months from the date of execution of the franchise agreement, openings may be delayed, or abandoned, due to economic conditions, weather, construction and permit delays and other factors. Moreover, the commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing.

Additionally, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

As of December 31, 2013, 2014 and 2015 our pipeline numbered 187, 207 and 228 future franchised hotels, respectively. The size of our pipeline is a function of both the number of new agreements signed and the pace of opening hotels in the pipeline and, accordingly, will fluctuate over time. Moreover, we periodically evaluate our pipeline to determine whether to terminate any contracts and/or seek new franchisees in any particular locations. We opened 22% of the hotels in our pipeline as of the end of 2013 in 2014 and 23% of the hotels in our pipeline as of the end of 2014 in 2015.

Our mission

We are guided by two primary goals that we believe contribute to a high level of employee and guest engagement:

1. Live our core values, which are defined by our people:

•	People : People are the heart of everything we do. Make coming to work the best part of their day. Treat everyone with respect.
•	Passion : Approach each work day with a sense of ownership and personal pride. Always do “whatever it takes.”
•	Integrity : Always do the right thing, even when no one is watching.
•	Excellence : Do ordinary things extraordinarily well. Good is not good enough; strive for the best in all you do.
•	Unique : La Quinta is big but acts small. We are not afraid to be different.

2. Delight our guests with an experience that makes them feel:

•	Assured : Secure, confident they made the right choice with La Quinta.
•	Settled in : Comfortable, relaxed in their surroundings.
•	Optimistic : Ready to take on the new day—whatever it holds.

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

Our marketing operation

Brand marketing . We implement a brand marketing strategy by using consumer insight studies and guest feedback. Our strategy to reach and influence our marketplace is shaped by our goals to:

•	drive brand awareness and perception that will generate first-time and repeat bookings and loyalty;
•	focus communications and media on the most relevant guest segment to increase revenue and penetration over our competitive market segment;
•	deliver on our distinctive positioning via break-through advertising;
•	create brand differentiation through guest insight and innovation; and
•	support and evolve our “Here For You” guest experience.

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

Our international marketing efforts are intended to reinforce general brand awareness while targeting local market needs. With seven hotels opened in Mexico, a portion of the fees paid to the BMF by Mexico franchisees will be devoted to a Mexico marketing program.

We have also launched a system-wide military initiative that supports hiring of military veterans, community outreach, franchise growth, sourcing and La Quinta Returns loyalty program tiers geared towards the military community.

La Quinta Returns.  As of December 31, 2015, we had over 11 million members in our La Quinta Returns loyalty program, 2.8 million of which we consider active members (which generally refers to our loyalty program members who earn or redeem La Quinta Returns points within the previous 18 months). We believe our loyalty program is favored by our members because of:

•

rapid accumulation of rewards, including free nights at La Quinta locations, free nights at hundreds of resort properties worldwide, airline miles and credits, magazine subscriptions, and gift cards from national restaurant chains and retailers;

•	rapid achievement of Gold and Elite status, after as few as 10 nights in a calendar year; and
•	instant Gold status for military personnel and their families and for our La Quinta Returns Visa Card Holders.

Our Returns program helps expedite the reservation and check-in process and improves administrative efficiency of our reservation agents and front desk staff by providing a personal profile of each Returns member. This profile includes information such as email and mailing address and preferred method of payment that we use to market directly to Returns members.

Our sales operation

Sales.  As of December 31, 2015, we employed a direct sales force consisting of approximately 70 professionals. The direct sales force consists of approximately 35 global sales managers, funded by the BMF, who call on Fortune 500 companies and mid-tier businesses to increase our corporate travel base. For the year ended December 31, 2015, corporate accounts, including government and military accounts, generated approximately 24% of system-wide consumed room revenues. These accounts typically have a significant number of travelers in the regions in which we operate and need a high volume of room-nights. Global sales managers also seek to increase room sales through inclusion in approved or preferred lodging lists of corporate travel managers and travel agencies operating on a national basis. We also maintain and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations’ guests. In addition to the global effort, approximately 32 of our sales managers, funded by our owned hotels, are based in our regional markets. These regional sales managers call on local businesses, governmental agencies, hospitals and other organizations that can generate room-nights for our hotels.

The following graph reflects the percentage of system-wide consumed room revenues that is attributable to each of our internal and external distribution channels in 2015.

Property direct and call center . Property direct reservations are made by guests calling the property directly or “walking in” to the property without a previously made reservation. Our call center consists of our own central reservation system, as well as toll-free numbers to accept reservations. Our reservation system provides reservation agents with information about hotel locations, available rooms and prices in order to assist guests in reserving rooms. Our reservations agents are trained in telephone sales techniques. Through our computer network, we continually update the number of rooms sold at each hotel to maximize the sale of available rooms through either the individual hotel or the reservation center.

LQ internet & mobile (LQ.com).  We provide guests with the ability to shop and reserve rooms on the Internet through our brand website, www.LQ.com, and through mobile via the La Quinta app and the LQ Instant Hold platform. The LQ Instant Hold feature (patent pending) permits our guests to use a mobile application to hold a room for up to 4 hours from any smart device by just entering a phone number. Our website and app provide guests with real-time information through hotel micro-sites that contain Trip Advisor scores, location, descriptions, amenities, special promotions, rates and availability for each La Quinta hotel. Hotel photographs are prominently displayed on the hotel information pages along with dynamic maps and driving directions, information on nearby attractions and local weather information. Multiple search options are offered, including searches by city, attraction, zip code and trip routing from origin or destination.  Guests who book through www.LQ.com and our mobile site can also take advantage of our innovative and industry-leading Ready For You TM option and receive a notice on their smart devices that their room is ready for check in.

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

We have moved away from in-house development of technology solutions and instead engaged the best of breed software-as-a-service providers. We have also moved away from deployment of technology hosted at hotels and moved key systems such as hotel management systems, phone switches, back office, financials and HR functions to Cloud based environments, resulting in efficient and scalable IT operating and maintenance costs.

Our trademarks

All of the intellectual property used for La Quinta hotels is owned by La Quinta Worldwide, LLC, a wholly owned subsidiary of the Registrant. “La Quinta,” “LQ,” “Returns,” “LQ Hotel” and the sunburst Q symbol are our primary trademarks. Our primary trademarks and many secondary marks are registered in various combinations of word and logo marks with the U.S. Patent and Trademark Office (“USPTO”) and the trademark offices of various other countries for hotel and motel services and other trademark classes. In the United States, certain of our marks are subject to an agreement with the owner of a resort known as “La Quinta Resort & Club,” located in La Quinta, California. The agreement, among other things, geographically divides use of the trademark “La Quinta,” granting the resort owner the exclusive right to use the mark “La Quinta” in connection with facilities located within a 37 mile radius of the La Quinta Resort & Club, subject to certain exceptions, and the right to open three more facilities using certain of our marks, subject to certain exceptions, conditions and restrictions. As between the resort owner and us and our affiliates, we and our affiliates have the right to use the trademark in all other areas. The agreement is perpetual in duration.

Certain pending applications by us for registrations of variations of our primary marks, including certain logo forms, have been suspended by the USPTO pending resolution of litigation and related USPTO proceedings brought by us against the owners of a chain of hotels in Mexico called “Quinta Real.” After a trial on the merits in a federal court in Tucson in 2012, Quinta Real was generally prohibited from using the Quinta name to expand into the United States. The decision was appealed to the 9th Circuit U.S. Court of Appeals. In August 2014, the 9th Circuit U.S. Court of Appeals affirmed the finding of trademark infringement; however, the Court concluded that the district court did not provide a sufficient analysis balancing the equities in its decision to grant a permanent injunction and, therefore, remanded the case to district court for further analysis on that issue. The district court accepted additional evidence and legal arguments from the parties and in 2015 once again entered a permanent injunction in favor of La Quinta. Quinta Real appealed that decision. All briefs have been filed and we are awaiting the decision of the 9th Circuit. We anticipate that, regardless of the ultimate outcome of that litigation or the related USPTO proceedings, the pending applications will ultimately proceed to registration.

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

We provide all of our full-time employees and their families, including hourly hotel employees, the opportunity to participate in a benefits package, which includes health, dental and vision coverage. We believe these benefits provide a competitive advantage in recruiting hourly hotel employees, as compared to competing select-service hotels. Our salaried employees are also able to earn financial incentives based on achieving targeted goals, such as RevPAR Index, profitability, Net Promoter scores and personal and departmental development goals. In addition, recognition programs have been established to acknowledge our employees’ outstanding service and achievement. We believe our scale and size also provide career opportunities for our employees to advance within the organization.

As of December 31, 2015, we employed 7,426 employees. Of these employees, 6,500 were full-time and 926 were part-time. Three hundred eighty one were employed as corporate associates and 7,045 were employed at our hotels. Our employees are not currently represented by labor unions, and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Competition

As of December 31, 2015, the U.S. hotel sector comprised approximately 53,898 hotels with approximately 5.0 million rooms. Of these rooms, approximately 70% were affiliated with a brand. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the U.S.

La Quinta is a select-service hotel brand that competes primarily against other select-service hotels in both the upper-midscale and the midscale segments, and we consider our main STR competitive set to be Comfort, Holiday Inn Express and Hampton. However, our owned and franchised hotels generally operate in markets that contain numerous competitors, including a wide range of lodging facilities offering full-service, select-service and all-suite lodging options. Hotels in other market segments, such as full-service hotels, may lower their rates to a level comparable to those of select-service hotels such as ours that, in turn, may further increase competitive pressure in our markets. Our owned and franchised hotels generally compete for guests on the basis of room rates, quality of accommodations, name recognition, service levels, convenience of locations and reward program offerings.  We have also seen the emergence of a sharing economy with the increasing availability of online short term rentals.  Additionally, an increasing supply of hotel rooms in La Quinta’s market segment, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and greater marketing and financial resources than we have, which has increased competition for guests in the markets in which our owned and franchised hotels operate.

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

Risks related to our business and industry

We are subject to the business, financial and operating risks inherent to the hospitality industry, any of which could reduce profits and limit opportunities for growth.

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

•	shortages of labor or labor disruptions;
•	the availability and cost of capital necessary for us and our franchisees to fund investments, capital expenditures and service debt obligations;
•	delays in or cancellations of planned or future development or renovation projects;
•	the quality of services provided by franchisees;
•	the financial condition of franchisees;
•	relationships with franchisees, including the risk that our franchise agreements may be terminated early;
•	changes in desirability of particular geographic locations and shortages of desirable locations for development;
•	changes in lodging preferences and travel patterns of our guests and geographic concentration of our operations and guests;
•	changes in the supply and demand for hotel services;
•	foreign tax treaties, or lack thereof, with the United States;
•	foreign exchange rate fluctuations or restructurings;
•	decreased business travel as a result of improvements to the alternatives to in-person meetings, including virtual meetings hosted on-line or over private teleconferencing networks; and
•	the ability of third-party internet and other travel intermediaries to attract and retain guests.

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

Macroeconomic and other factors beyond our control can reduce demand for rooms at hotels that we own or franchise. These factors include, but are not limited to:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
•	war, political conditions or civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;
•	outbreaks of pandemic or contagious diseases, such as Zika virus, measles, Ebola, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);
•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills and nuclear incidents;
•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business;
•	low consumer confidence, high levels of unemployment or depressed real estate prices;
•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;
•	decreased airline capacities and routes;
•	travel-related accidents;
•	oil prices and travel costs;
•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
•	climate change and resource scarcity, such as water and energy scarcity;
•	domestic and international political and geo-political conditions; and
•	cyclical over-building in the hotel and lodging industries.

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

Additionally, recent global economic conditions have significantly affected consumer confidence and behavior and, as a result, historical financial results may be less effective as a means of predicting future demand and operating results. The impact this uncertainty may have on different regions of the world makes it difficult to predict future profitability levels. Moreover, if further economic weakness in the markets in which we operate were to occur, it could have an adverse impact on our revenues and negatively affect our profitability.

Our hotels are geographically concentrated, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in Texas, Florida and California. Specifically, as of December 31, 2015, approximately 41% of rooms in our system were located in Texas, Florida and California with approximately 24% of rooms in our system located in Texas. In addition, as of December 31, 2015, approximately 28% of our pipeline properties are to be located in Texas. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. Given our concentration of hotels in Texas, the downturn in the oil and gas industry has significantly affected demand in certain markets in Texas such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornados, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood or other casualty insurance we maintain from time to time would entirely cover damages caused by any such event.

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

Competition for hotel guests

The segments of the hotel industry in which we operate are subject to intense competition. La Quinta is a select-service hotel brand that competes primarily against other select-service hotels in both the upper-midscale and the midscale segments. However, our owned and franchised hotels generally operate in segments that contain numerous competitors, including a wide range of lodging facilities offering full-service, select-service and all-suite lodging options. Hotels in other market segments, such as full-service hotels, may lower their rates to a level comparable to those of select-service hotels such as ours that, in turn, may further increase competitive pressure in our segments. Our owned and franchised hotels generally compete for guests on the basis of room rates, quality of accommodations, name recognition, service levels, convenience of locations and reward program offerings. We have also seen the emergence of a sharing economy with the increasing availability of online short term rentals. Additionally, an increasing supply of hotel rooms in La Quinta’s market segments, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and greater marketing and financial resources than we have, which has increased competition for guests in the segments in which our owned and franchised hotels operate. If we are unable to compete successfully for hotel guests, our revenues or profits may decline.

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

Our brand and our reputation are among our most important assets. The success of our hotel business and our ability to attract and retain guests and franchise partners depends on brand recognition and reputation, including the consistency of our brand experience amongst our portfolio of hotels. Such dependence makes our hotel business susceptible to reputational damage and to competition from other hotel management and franchise companies. Additionally, for our franchised hotels, the continued success of a hotel owner’s business and its ability to make payments to us for our services may directly depend on the strength and reputation of our franchised hotels and our brand. We cannot assure you that the prior performance of our owned or franchised hotels will be indicative of future results or that competition from other brands will not adversely affect our market position or financial performance.

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

As of December 31, 2015, we had a total of 228 franchised hotels in our pipeline, each of which is represented by an executed 20-year franchise agreement. Approximately 86% of the pipeline represents new construction, rather than the conversion of an existing hotel, and, as of December 31, 2015, approximately 32% of the conversions and new construction has commenced. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire pipeline will develop into new hotels. Any of these risks could have an adverse impact on the growth of our business and future operating results.

Our efforts to renovate, redevelop or develop our hotels could be delayed or become more expensive, which could reduce profits or impair our ability to compete effectively.

We must maintain and renovate our hotels to remain competitive, maintain the value and brand standards of these hotels and comply with applicable laws and regulations. From time to time, we evaluate our hotels to determine whether additional capital expenditures are required and will provide an acceptable return on investment.

Our strategy includes maintenance and renovation of our hotels and may include redevelopment, development and conversion of hotels, which is subject to a number of risks, including:

•	the inability to obtain financing upon favorable terms or at all;
•	construction delays or cost overruns (including labor and materials) that may increase project costs;
•	lack of availability of rooms for revenue-generating activities during construction, modernization or renovation projects;
•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns for improvements that we make;

•	the inability to find appropriate, strategically located hotels at commercially reasonable prices;
•	obtaining zoning, occupancy, and other required permits or authorizations;
•	governmental restrictions on the size or kind of development;
•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis, or acts of terrorism; and
•	design defects that could increase costs.

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

The hotels in our owned portfolio have an average age of 29 years, and the hotels in our franchise portfolio have an average age of 14 years. For our owned and franchised hotels to remain attractive and competitive, we and the owners of our franchised hotels have to make periodic investments to keep the hotels well maintained, modernized and refurbished. This creates an ongoing need for capital. We and the owners of our franchised hotels may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our franchise agreements. To the extent that owners of franchised hotels and we cannot fund expenditures from cash generated by the operation of the hotels, funds must be borrowed or otherwise obtained, which may be difficult to obtain. Failure to make the investments necessary to maintain or improve hotels, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brand.

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

As of December 31, 2015, approximately 62% of our hotels were operated as franchised hotels. Our franchisees pay us a franchise fee and certain other fees pursuant to our franchise agreements. The viability of the franchising business depends on our ability to establish and maintain good relationships with our franchisees. Franchisees are focused on maximizing the value of their investment and working with a franchisor that can help them be successful in the ownership of their respective hotel investments. The value of our brand and the rapport that we maintain with our franchisees affect renewals of existing agreements and are important factors for potential franchisees considering doing business with us. Our relationships with franchisees generate additional hotel development opportunities that support growth. If we are unable to maintain good relationships with franchisees, we may be unable to renew existing franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional franchisees may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

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

We depend heavily upon our information technology systems in the conduct of our business. For example, we own, license or otherwise contract for sophisticated technology and systems for hotel management, procurement, reservations, phone switches and the operation of our Returns program. Those systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural and manmade disasters. In particular, from time to time we and third parties who serve us experience cyber-attacks, attempted breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time, and accordingly we may be unable to anticipate and prevent all data security incidents. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to alleviate problems caused by such breaches or attacks. While we maintain cyber liability insurance that provides liability and insurance coverages, subject to limitations and conditions of the policies, our insurance may not be sufficient to protect against all losses or costs related to any future breaches of our systems.

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

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. We collect and maintain information relating to our employees and guests for various business purposes, including managing our workforce and marketing and promotion purposes of our hotel business. Our various information technology systems enter, process, summarize and report such data, including credit card numbers and other personally identifiable information. A significant number of guest purchases are made using credit cards. Additionally, as of December 31, 2015, approximately 19.2% of our guest reservations are placed through our website, including through mobile devices and those reservations made via LQ Instant Hold. In order for our business to function successfully, we must be able to handle and transmit confidential information, including credit card information, securely.

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

We rely on a variety of direct marketing techniques, including telemarketing, email marketing and postal mailings. Any further restrictions in laws and court or agency interpretation of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect current or planned marketing activities and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies. We also obtain access to potential guests from travel service providers or other companies with whom we have substantial relationships. We market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new guests, and introduce them to our hotels could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. We contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their system. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our business. Recently bookings through internet travel intermediaries have been increasing. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

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

We manage a reservation system that communicates reservations to our owned and franchised hotels that have been made by individuals directly, either online or by telephone to our call centers or through devices via our mobile applications, or through intermediaries like travel agents, internet travel web sites and other distribution channels. The cost, speed, efficacy and efficiency of the reservation system, as well as protection of personal or confidential information of its users, are important aspects of the business and are major considerations of franchisees in choosing to affiliate with the La Quinta brand. Any degradation of, failure of adequate development relative to, or security breach of, our reservation system may adversely affect our business.

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

Third parties may make claims against us for infringing their patent, trademark, copyright or other intellectual property rights or for misappropriating their trade secrets. We have been and are currently party to such claims and may receive additional claims in the future. Any such claims, even those without merit, could:

•	be expensive and time consuming to defend;
•	force us to stop using the intellectual property that is being challenged, or to stop providing products or services that use the challenged intellectual property;
•	force us to redesign or rebrand our services;
•	divert management’s attention and resources;
•	force us to enter into royalty, licensing, co-existence or other agreements to obtain the right to use a third party’s intellectual property;
•	limit the use or the scope of our intellectual property or other rights;
•	force us to pay significant damages; and
•	limit where we can open future hotels.

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

At December 31, 2015, ten of our 545 franchised hotels were located outside of the United States, which represents approximately 2% of our total franchised hotels. We expect to increase the number of franchised hotels located outside of the United States in the coming years, with approximately 12% of our pipeline relating to hotels located outside the United States. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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

Eighteen of our owned hotels are either completely or partially on land subject to ground leases. If we are found to be in breach of a ground lease or ground sublease, such ground lease or sublease could be terminated. Assuming that we exercise all available options to extend the terms of our ground leases and ground subleases, all of our ground leases and ground subleases will expire between 2017 and 2102, one of which will expire in 2017. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease or ground sublease, as applicable, at the time that we exercise such options and/or the time such extension occurs, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases and ground subleases upon expiration or at satisfactory economic terms. If a ground lease or ground sublease expires or is terminated, we would be unable to derive income from such hotel, which could adversely affect us.

If an appropriate opportunity becomes available, we may seek to expand through acquisitions of and investments in other businesses and hotels, or through alliances. We have also divested some of our owned portfolio and may also seek to divest additional owned hotels. These acquisition and disposition activities may be unsuccessful or divert management’s attention.

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

The Company entered into a definitive purchase and sale agreement to sell 24 owned hotels during 2015 and has completed the sale of 11 of these hotels as of December 31, 2015.  Divestment of these hotels and future divestments of hotels will impact our revenue and EBITDA. In some circumstances, sales of hotels may result in losses. Upon a sale of hotels, we may become subject to contractual indemnity obligations, incur material losses, including impairment charges, or tax liabilities or, as a result of required debt repayment, face a shortage of liquidity.

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

Under ITRSHRA, we would be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on 10-Q. Other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. Because the SEC defines the term “affiliate” broadly, we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Disclosure of such activity by us or our affiliates, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative effect on our business.

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

Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior executives. On average, our executive management team members have 17 years of experience in lodging and lodging related industries or have other relevant experience; however, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. During 2015, our former chief executive officer stepped down from his position at the Company and resigned from our board of directors. This change in key management could create uncertainty among our employees, franchisees and vendors, which could adversely affect strategic relationships and limit our ability to execute our business strategies. In addition, any failure of our management to work together to effectively manage our operations, any additional departures of senior executives, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may adversely affect our business, results of operations and financial condition.

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

Higher health care costs could adversely affect our business.

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “Act”), we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions affecting us in 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.

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

Labor regulation could also lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and limit our ability to take cost saving measures during economic downturns. In addition, the National Labor Relations Board has revised its standard for joint employee relationships, which could increase our risk of being considered a joint employer with our franchisees. Consequently, we may be held liable along with our franchisees for labor, minimum wage, wage and hour, union-organizing and other employment related violations committed by any of our franchisees against its employees.

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

The September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area and the November 13, 2015 terrorist attacks in Paris, France underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. The occurrence or the possibility of terrorist attacks or military conflicts could generally reduce travel to affected areas for tourism and business or adversely affect the willingness of guests to stay in or avail themselves of hotel services and result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, all of which could adversely affect our financial condition and results of operations.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, other intangible assets with finite useful lives, and substantial amounts of long-lived assets, principally property and equipment, including hotels. We analyze our assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an asset might be impaired. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. Decisions to divest hotels could result in the requirement to record an impairment charge due to, among other factors, a decrease in the assumed holding period for the hotel. For example, in the second quarter of 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. Further divestitures could result in additional impairment charges.  In addition, if the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment charges on certain of our assets. During times of economic distress, declining demand and declining earnings often result in declining asset values. If any impairment losses we recognize are significant, our financial condition and results of operations would be adversely affected.

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

The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010, 2011, 2012 and 2013. With respect to the audits of the 2010 and 2011 tax returns, we received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  No significant additional response or requests from the Appeals Officer have been received. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2015, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent. Such adjustments could also give rise to additional state income taxes. We expect that the IRS will review similar issues with respect to the 2012 and 2013 tax year audits. The IRS may also raise other issues in the course of examining our tax returns that could result in additional proposed adjustments. If the IRS were successful in its challenges, we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our financial condition and results of operations. For example, in 2013, the Financial Accounting Standards Board (“FASB”) issued a revised exposure draft outlining proposed changes to current lease accounting in FASB Accounting Standards Codification (“Codification” or “ASC”) Topic 840, “Leases” and certain of our owned hotels are located on land that is leased from third parties. The proposed Accounting Standards Update, although not effective until 2019, will result in significant changes to current accounting, including the capitalization of leases on the balance sheet that currently are recorded off balance sheet as operating leases. While this change would not impact the cash flow related to our leased hotels and other leased assets, it will adversely impact our balance sheet and could therefore impact our ability to raise financing from banks or other sources.

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

We have a significant amount of indebtedness. As of December 31, 2015, our total indebtedness was approximately $1.7 billion. Our substantial debt could have important consequences, including:

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from affecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

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

Risks related to ownership of our common stock

Blackstone may exercise significant influence over us and its interests may conflict with ours or yours in the future.

As of February 19, 2016, Blackstone beneficially owned approximately 28.3% of our common stock. Moreover, under our amended and restated bylaws and the stockholders’ agreement with Blackstone, we have agreed to nominate to our board individuals designated by Blackstone, whom we refer to as the “Sponsor Directors,” according to the following scale: (1) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our stock, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (2) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our stock, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. We have three directors on our board that are current employees of Blackstone and one director on our board that is a retired employee of Blackstone. Although Blackstone does not own shares of our stock representing a majority of our total voting power, Blackstone is able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, Blackstone has and will continue to have significant influence with respect to our affairs, including the appointment and removal of our officers. In particular, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors and may be able to preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Blackstone engages in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, Blackstone may engage in activities where their interests conflict with our interests or those of our stockholders. For example, Blackstone owns interests in Extended Stay America, Inc., Hilton Worldwide Holdings Inc. and G6 Hospitality, LLC, and certain other investments in the hotel industry that may compete directly or indirectly with us. As a result, they could have interests that could conflict with ours. Additionally, some of our directors are, and our directors may in the future be, engaged in the hospitality industry. Our amended and restated certificate of incorporation provides that none of Blackstone or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in having the Company pursue acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in the Company, even though such transactions might involve risks to you.

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

Future issuances of common stock by us, and the resale of shares held by Blackstone, could cause the market price of our common stock to decline.

We have approximately 1,869,000,000 shares of common stock authorized but unissued under our amended and restated certificate of incorporation. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

In the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of common stock. Any issuance of additional securities, including in connection with investments or acquisitions, may result in dilution to our existing stockholders.

In addition, the sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Pursuant to a registration rights agreement, we have granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 28.3% of our outstanding common stock as of February 19, 2016. These shares also may be sold pursuant to Rule 144 under the Securities Act, subject to volume, manner of sale and other limitations under Rule 144. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We have reserved a total of 13,000,000 shares for issuance under our 2014 Omnibus Incentive Plan. As of February 19, 2016, 11.7 million shares of common stock remain available for future awards. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2014 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

In addition, our board and stockholders have approved the adoption of our 2015 Employee Stock Purchase Plan (the “ESPP”), and we have reserved a total of 2,600,000 shares for issuance thereunder. We have filed a registration statement on Form S-8 under the Securities Act to register such shares and any shares purchased under our ESPP will be available for sale in the open market.

Any common stock that we issue, including under our 2014 Omnibus Incentive Plan, ESPP or other equity incentive plans that we may adopt in the future, would dilute your ownership interest in us.

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

•

these provisions prohibit stockholder action by written consent from and after the date on which the parties to our stockholders’ agreement cease to beneficially own at least 40% of the total voting power of all then outstanding shares of our capital stock unless such action is recommended in advance by all directors then in office, the parties to our stockholders’ agreement beneficially own less than 40% of our outstanding common stock and, accordingly, stockholder action is not permitted by written consent;

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

As of December 31, 2015, we owned the following 341 hotels, representing 43,558 rooms. Thirteen of 341 hotels are held for sale as of December 31, 2015. Eighteen of our owned hotels are either completely or partially on land subject to ground leases. All of the remaining hotel properties and grounds listed below are fully owned (except for a La Quinta Inn in New Orleans, Louisiana, which is owned by a joint venture in which we have a controlling interest).

Owned Hotels

State	Hotels	Number of Rooms
Texas	75	10,020
Florida	53	6,566
California	22	3,271
Colorado	15	1,894
Louisiana	13	1,796
Georgia	14	1,696
Wisconsin	15	1,475
Arizona	11	1,421
Illinois	10	1,337
North Carolina	10	1,297
Tennessee	8	988
Alabama	8	969
Ohio	9	960
South Carolina	7	920
New Mexico	8	914
New York	5	605
Arkansas	4	561
New Jersey	3	553
Connecticut	4	547
Nevada	3	509
Massachusetts	4	504
Utah	4	466
Indiana	4	441
Minnesota	2	420
Washington	3	419
Maryland	3	366
Missouri	3	327
Michigan	3	300
Virginia	2	266
Pennsylvania	2	239
Oklahoma	2	236
Nebraska	2	222
Vermont	2	185
Kentucky	1	129
Rhode Island	1	115
Kansas	1	106
Maine	1	105
New Hampshire	1	105
Wyoming	1	105
Iowa	1	102
Mississippi	1	101
	341	43,558

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

Market Information

Our common stock began trading publicly on the NYSE under the symbol “LQ” on April 9, 2014. Prior to that time, there was no public market for our common stock. As of February 19, 2016, there were approximately 131 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2014
Second Quarter (from April 9, 2014)	$19.39	$16.01
Third Quarter	$20.82	$18.39
Fourth Quarter	$22.50	$17.66
Fiscal Year Ended December 31, 2015
First Quarter	$24.38	$19.76
Second Quarter	$24.94	$22.37
Third Quarter	$24.18	$15.36
Fourth Quarter	$17.46	$13.32

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

For a description of distributions made by the Predecessor Entities on their equity interests in 2014, see our audited consolidated financial statements and accompanying footnotes included elsewhere in this Annual Report on Form 10-K.

We did not declare or pay any dividends on our common stock since consummation of the IPO.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number ( or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2015	2,639,115	$16.68	2,639,115	$39,951,720
November 1 through November 30, 2015	2,662,856	15.05	2,661,962	—
December 1 through December 31, 2015	24,514	13.67	—	—
Total	5,326,485	$15.79	5,301,077

(1)

Includes 895 shares for the period from November 1 through November 31, 2015 and 24,514 shares for the period from December 1 through December 31, 2015 repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s 2014 Omnibus Incentive Plan.

(2)

On September 17, 2015, the Company announced that our board of directors had authorized a program (the “Repurchase Program”) of indefinite duration to repurchase an aggregate of up to $100 million of the Company’s common stock, effective immediately.  The Repurchase Program represents the acceleration of a portion of the $200 million repurchase program that the Company had previously announced that our board of directors had approved.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we did not sell any equity securities that were not registered under the Securities Act.

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

Date	La Quinta Holdings Inc.	S&P 500	S&P Hotel
April 9, 2014	$100.00	$100.00	$100.00
June 30, 2014	111.80	104.70	104.58
September 30, 2014	110.92	105.35	111.47
December 31, 2014	128.86	109.97	120.59
March 31, 2015	138.32	110.45	124.65
June 30, 2015	133.47	110.20	120.61
September 30, 2015	92.17	102.56	115.51
December 31, 2015	79.50	109.17	122.98

This performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any filing of the Registrant under the Securities Act or Exchange Act.

Item 6.	Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2015, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

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

Additionally, prior to December 31, 2015, assets held for sale and the results of their operations have been classified as discontinued operations. As of December 31, 2015, 13 of our La Quinta-branded hotels and one restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting under the current accounting standards.

In the fourth quarter of 2015, the Company elected to early adopt ASU No, 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”.  Accordingly, debt issuance costs which were formerly classified as a non-current asset in deferred costs have been reclassified as an offset to long-term debt and net current deferred taxes have been reclassified as an offset to non-current deferred taxes in the tables below.

The selected financial data below should be read together with the audited consolidated financial statements including the related notes thereto, and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenues:
Room revenues	$887,358	$846,203	$757,699	$714,143	$660,816
Franchising and other fee-based revenues	100,069	89,718	79,180	69,206	59,314
Other hotel revenues	19,343	19,536	17,949	17,506	16,229
	1,006,770	955,457	854,828	800,855	736,359
Brand marketing fund revenues from franchised and managed properties	23,204	21,481	19,065	17,157	15,182
Total revenues	1,029,974	976,938	873,893	818,012	751,541
Operating Expenses:
Direct lodging expenses	398,828	378,705	344,515	334,394	330,205
Depreciation and amortization	174,985	173,145	164,077	155,879	149,356
General and administrative expenses	117,354	142,636	74,794	74,111	61,578
Other lodging and operating expenses	63,513	56,984	56,068	58,266	47,791
Marketing, promotional and other advertising expenses	69,810	62,161	59,193	48,610	45,580
Impairment loss	50,121	5,157	—	—	—
Loss on sale	4,088	—	—	—	—
	878,699	818,788	698,647	671,260	634,510
Brand marketing fund expenses from franchised and managed properties	23,204	21,481	19,065	17,157	15,182
Total operating expenses	901,903	840,269	717,712	688,417	649,692
Operating Income	128,071	136,669	156,181	129,595	101,849

	Years ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Other Income (Expenses):
Interest expense, net	(86,504)	(120,945)	(148,615)	(103,124)	(51,611)
Other income (loss)	7,632	3,261	1,048	(7,440)	(662)
Gain (loss) on extinguishment of debt, net	—	(2,030)	—	1,192	11,451
Total other income (expenses)	(78,872)	(119,714)	(147,567)	(109,372)	(40,822)
Income from continuing operations before income taxes	49,199	16,955	8,614	20,223	61,027
Income tax expense	(22,487)	(28,805)	(3,598)	(3,135)	(2,332)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	—	—	—
Income (loss) from continuing operations, net of tax	26,712	(332,904)	5,016	17,088	58,695
Gain (loss) on discontinued operations, net of tax		(503)	(2,495)	(52,852)	244
Net Income (Loss)	$26,712	$(333,407)	$2,521	$(35,764)	$58,939
Net (Income) Loss Attributable to Noncontrolling Interests	(347)	(3,890)	1,455	4,810	4,574
Net Income (Loss) Attributable to the Company	$26,365	$(337,297)	$3,976	$(30,954)	$63,513
Basic earnings (loss) per share	$0.21	$(2.67)	$0.03	$(0.25)	$0.52
Diluted earnings (loss) per share	$0.20	$(2.67)	$0.03	$(0.25)	$0.52

	As of December 31,
(in thousands)	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Cash and cash equivalents	86,709	109,857	33,412	40,813	90,857
Restricted cash	—	—	104,026	113,407	60,745
Total assets	2,985,844	3,179,773	3,161,711	3,346,512	3,477,877
Total debt (1)	1,712,099	1,859,511	2,712,163	2,890,157	3,152,054
Total equity	746,512	808,455	305,253	303,385	183,095

(1)	Includes current portion

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. For our Basis of Presentation, please see the information under the headings “Organization” and “Basis of Presentation and Use of Estimates” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this report.

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

Overview

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. Our system-wide portfolio, as of December 31, 2015, consisted of 886 hotels representing approximately 87,500 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico and Honduras, of which 341 hotels were owned and operated and 545 were franchised. We also have a pipeline of 228 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala and Chile. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, for the year ended December 31, 2015, we derived over 99% of our revenue from within the United States.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned hotels —This segment derives its earnings from the operation of owned hotel properties all of which are located in the United States.
•

Franchise and management —This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned, franchised and managed hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s discussion and analysis of financial condition and results of operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, the current composition of our owned portfolio and the services to be provided. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to December 31, 2015

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other for the period from April 14, 2014 to December 31, 2015.

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

As a franchisor of hotels, growth in the number of franchised hotels and earnings from franchises typically results in higher overall returns on invested capital because the capital required to build and maintain franchised hotels is typically provided by the owner of the respective property with minimal or no capital required by us, as franchisor. During periods of increasing demand, we do not, however, share in most of the benefits of increases in profits from franchised hotels because franchisees do not pay us fees based on profits, alternatively we receive a fee based on revenues. A principal component of our current growth strategy is to focus our expansion on our franchise business.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed hotels as of December 31, 2015, 2014 and 2013.

	As of December 31,
	2015	2014	2013
Owned Hotels:
Owned Hotels (1)	341	353	343
Discontinued Operations	—	—	4
Net Owned Hotels	341	353	339
Franchised/Managed Hotels:
Franchised Hotels	545	514	477
Managed Hotels	—	—	14
Total Franchised/Managed Hotels	545	514	491
Total Net Owned and Franchised/Managed Hotels	886	867	830
(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. At December 31, 2015, Owned Hotels includes 13 hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

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

Inflation

We do not believe that inflation had a material effect on our business during years ended December 31, 2015, 2014 and 2013. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•

Room revenues . Represents revenues derived from hotel operations at owned hotels which are almost exclusively driven by room rentals. These revenues are primarily derived from three categories of guests: leisure, corporate and group.

•

Franchise fees . Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations.

•

Management fees . Represents revenues derived from management fees received in connection with the management of day-to-day hotel operations, and other revenue generated by the incidental support of hotel operations for managed properties. Management fees are generally calculated as a percentage of gross room revenue. After the consummation of the IPO Transactions, we no longer have any management fees from third parties.

•

Other hotel revenues . Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels, including charges to guests for vending commissions, meeting and banquet room revenue, laundry services, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

•

Brand marketing fund revenues from franchised and managed properties . These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF revenues from properties managed for third parties.

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. We continually evaluate our owned hotel portfolio and, from time to time, we may sell certain hotels or groups of hotels that we determine are not consistent with our overall brand experience, which will reduce our revenue from owned hotels. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase agreement for 24 of our owned hotels, 11 of which were sold in the fourth quarter of 2015.  The current terms of this definitive purchase and sale agreement provides that the sale of the remaining 13 hotels will close by the end of the first quarter of 2016. In addition, we are currently conducting a strategic review of our owned hotel portfolio.  The number of properties we ultimately transact on could be as high as 50 to 100 hotels.

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

Given our concentration of hotels in Texas, the downturn in the oil and gas industry has significantly affected demand in certain markets in Texas such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets.

Expenses

We primarily incur the following expenses:

•

Direct lodging expenses and other lodging and operating expenses . Direct lodging and Other lodging and operating expenses reflect the operating expenses of our owned hotels, including both direct and indirect hotel operating expenses. Direct lodging expenses include items such as compensation costs for hotel level management, housekeeping, laundry and front desk staff, supply costs for guest room amenities and laundry, repairs and maintenance, utilities, sales and local marketing, bad debt expenses related to direct-bill corporate customers, and online and offline travel agency commissions. Other lodging and operating expenses include indirect property operating expenses, primarily property taxes and insurance.

•

Depreciation and amortization . These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business and other leasehold interests, which are amortized over their estimated useful lives.

•

General and administrative expenses . General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•

Impairment losses . We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates.” These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect declines in our asset and/or investment values.

•

Brand marketing fund expenses from franchised and managed properties . These expenses represent the expenditure of BMF fees collected from our franchised and managed hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income. After the consummation of the IPO Transactions, we no longer have BMF expenses from properties managed for third parties.

•

Marketing, promotional and other advertising expenses . These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. For example, we expect labor costs to increase for 2016 as a result of competitive wage pressure. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we intend to take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance our guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. General and administrative expenses may also fluctuate from period to period, and we expect that corporate bonus expense will increase in 2016 from 2015 reflecting a normalized level of performance.

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

•

Of the 886, 867 and 830 hotels in our system as of December 31, 2015, 2014 and 2013, respectively, 798, 793 and 771 have been classified as comparable hotels for the years ended December 31, 2015, 2014 and 2013, respectively.

EBITDA and Adjusted EBITDA .  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, non-cash equity-based compensation, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA and Adjusted EBITDA are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned, franchised and managed) comparable hotels for the applicable periods (1):

	Year ended December 31, 2015	Variance 2015 vs. 2014	Year ended December 31, 2014	Variance 2014 vs. 2013	Year ended December 31, 2013
Occupancy	67.5%	35 bps	66.8%	220 bps	64.8%
ADR	$86.21	2.9%	$83.02	4.4%	$79.11
RevPAR	$58.23	3.5%	$55.48	8.0%	$51.26

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned, franchised and managed) hotels for the applicable periods:

	Year ended December 31, 2015	Net Change	Year ended December 31, 2014	Net Change	Year ended December 31, 2013
RevPAR Index (1)	96.6%	-46 bps	97.0%	24 bps	96.8%
(1)	Information based on the STR competitive set of hotels existing as of December 31, 2015

While we expect operating results at existing owned properties to improve and our business to grow based on our success in implementing initiatives designed to deliver consistent guest experience and investing in points of differentiation, our ability to do so is dependent in part on increases in discretionary spending and the economic environment overall as well as on a local basis in our markets. See “Risk factors- Risks Related to our Business and Industry.”

We anticipate growth in our Franchise and Management segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From December 31, 2014 to December 31, 2015, our total number of owned, franchised and managed La Quinta hotels has grown from 867, or approximately 86,500 rooms, to 886, or approximately 87,500 rooms, with franchised hotels increasing from 514 to 545. At December 31, 2014, our pipeline numbered 207 hotels, or approximately 17,200 rooms, and has grown to 228 hotels, or approximately 20,400 rooms, in our pipeline at December 31, 2015, while we have opened a net total of 31 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 32% of the conversions and new construction projects have commenced as of December 31, 2015. However, should our franchisees experience difficulty in securing financing for their franchise or a decline in demand for hotel rooms, our pipeline may be adversely affected, resulting in delays in the opening of new hotels or decreases in the number of future properties that we could potentially franchise. Although there is no significant cost to us associated with our pipeline, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

The completion of the IPO had material effects on our results of operations and financial condition. In connection with the IPO Transactions, we incurred, in the quarter ended June 30, 2014, a one-time net tax expense of $321.1 million, which reflects the impact of the La Quinta Predecessor Entities becoming owned by a “C” corporation and establishing the related net deferred tax liability on our books. Also in connection with the IPO Transactions, we recorded, in the year ended December 31, 2014, compensation expense of approximately $46.2 million related to the exchange of ownership units awards outstanding under our long-term cash incentive plan for vested shares of common stock and unvested shares of restricted stock of the Company, and recorded additional compensation expense in the periods since the IPO related to unvested shares of restricted stock of the Company received in this exchange. See Note 16 of our consolidated financial statements included elsewhere in this report for more information. Since the consummation of the IPO, our results of operations have been and will be affected by other one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs, the costs of compliance with the Sarbanes-Oxley Act of 2002, and the costs of complying with the other rules and regulations of the SEC and the NYSE. Additionally, as a result of La Quinta Predecessor Entities becoming owned by a “C” corporation, the income produced by such entities is taxed at the federal and state level. These costs are not reflected in our historical results for the periods prior to April 14, 2014, but are included in our results for the periods following the consummation of the IPO.

Year ended December 31, 2015 compared with year ended December 31, 2014

In 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the year ended December 31, 2014. Despite the adverse impact on RevPAR from challenges in specific markets, including significant challenges in certain markets in Texas as a result of the declines in the oil and gas market and adverse weather conditions, the impact to RevPAR of a transition of our reservations call center, and the unexpected closure of one of our largest hotels for structural repairs during the third and fourth quarters, system-wide ADR improved 2.9 percent in the year ended December 31, 2015, compared to the year ended December 31, 2014, and system-wide RevPAR increased 3.5 percent in the year ended December 31, 2015, compared to the year ended December 31, 2014.  System-wide occupancy increased 35 basis points in the year ended December 31, 2015, compared to the year ended December 31, 2014.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the year ended December 31, 2015 and 2014, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods (for additional information about quarterly periods, see Note 19: “Selected Quarterly Financial Information” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, included elsewhere in this report):

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$887,358	$846,203	$41,155	4.9
Franchise and other fee-based revenues	100,069	89,718	10,351	11.5
Other hotel revenues	19,343	19,536	(193)	(1.0)
	1,006,770	955,457	51,313	5.4
Brand marketing fund revenues from franchised and managed properties	23,204	21,481	1,723	8.0
Total Revenues	1,029,974	976,938	53,036	5.4
Operating Expenses
Direct lodging expenses	398,828	378,705	20,123	5.3
Depreciation and amortization	174,985	173,145	1,840	1.1
General and administrative expenses	117,354	142,636	(25,282)	(17.7)
Other lodging and operating expenses	63,513	56,984	6,529	11.5
Marketing, promotional and other advertising expenses	69,810	62,161	7,649	12.3
Impairment loss	50,121	5,157	44,964	NM	(1)
Loss on sale	4,088	—	4,088	NM	(1)
	878,699	818,788	59,911	7.3
Brand marketing fund expenses from franchised and managed properties	23,204	21,481	1,723	8.0
Total Operating Expenses	901,903	840,269	61,634	7.3
Operating Income	128,071	136,669	(8,598)	(6.3)
Other Income (Expenses)
Interest expense, net	(86,504)	(120,945)	34,441	(28.5)
Loss on extinguishment of debt, net	—	(2,030)	2,030	NM	(1)
Other income (loss)	7,632	3,261	4,371	NM	(1)
Total Other Income (Expenses)	(78,872)	(119,714)	40,842	(34.1)
Income from Continuing Operations Before Income Taxes	49,199	16,955	32,244	NM	(1)
Income tax provision	(22,487)	(28,805)	6,318	(21.9)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	321,054	NM	(1)
Income (Loss) from Continuing Operations, Net of Tax	26,712	(332,904)	359,616	NM	(1)
Loss on Discontinued Operations, Net of Tax	—	(503)	503	NM	(1)
Net Income (Loss)	26,712	(333,407)	360,119	NM	(1)
Net Income Attributable to Noncontrolling Interests	(347)	(3,890)	3,543	(91.1)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$26,365	$(337,297)	$363,662	NM	(1)
(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended December 31, 2015	Variance three months ended December 31, 2015 vs. 2014	Year ended December 31, 2015	Variance year ended December 31, 2015 vs. 2014
Owned Hotels
Occupancy	61.7%	-157 bps	67.0%	1 bps
ADR	$77.86	2.0%	$82.05	3.5%
RevPAR	$48.06	-0.5%	$54.95	3.5%
Franchised Hotels
Occupancy	63.2%	-37 bps	68.2%	76 bps
ADR	$86.75	0.4%	$91.08	2.2%
RevPAR	$54.82	-0.2%	$62.15	3.4%
System-wide
Occupancy	62.4%	-102 bps	67.5%	35 bps
ADR	$81.96	1.3%	$86.21	2.9%
RevPAR	$51.14	-0.3%	$58.23	3.5%

Revenues

Owned hotels

As of December 31, 2015, we had 341 owned hotels, comprising approximately 43,600 rooms, located in the United States. Room revenues at our owned hotels for the years ended December 31, 2015 and 2014 totaled $887.4 million and $846.2 million, respectively. The increase of $41.2 million, or 4.9 percent, was primarily driven by an increase in RevPAR at our comparable owned hotels of 3.5 percent, which was due to increases in ADR and occupancy of 3.5 percent and 1 basis point, respectively.

The increase in RevPAR, which occurred through the third quarter, but as reflected in the table RevPAR declined in the fourth quarter, was driven by a combination of factors, including an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training. The growth in RevPAR was adversely impacted from challenges in specific markets, including significant challenges in certain markets in Texas as a result of the declines in the oil and gas market and adverse weather conditions, the impact of a transition of our reservations call center, and the unexpected closure of one of our largest hotels for structural repairs during the third and fourth quarters,

Other hotel revenues at our owned hotels for the years ended December 31, 2015 and 2014 totaled $19.3 million and $19.5 million, respectively. The decrease of $0.2 million, or 1.0 percent, was primarily a result of a decrease in demand for ancillary hotel services.

Franchise and other fee-based revenues

As of December 31, 2015, we had 545 franchised hotels, comprising approximately 43,900 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the years ended December 31, 2015 and 2014 totaled $100.1 million and $89.7 million, respectively. The increase of $10.4 million, or 11.5 percent, was primarily driven by an increase in RevPAR at our comparable franchised hotels of 3.4 percent, which was due to increases in ADR and occupancy of 2.2 percent and 76 basis points, respectively. The increase in RevPAR, which occurred through the third quarter, but as reflected in the table above declined in the fourth quarter, was driven by a combination of factors, including increased demand for hotel rooms due in part to the historically low level of new hotels being built in our franchised hotels’ competitive markets, the continued expansion of our franchise footprint into higher-rated markets, and enhanced pricing power in certain of our franchisees’ markets. The growth in RevPAR was adversely impacted from challenges in specific markets, including significant challenges in certain markets in Texas as a result of the declines in the oil and gas market and adverse weather conditions.

The addition of new hotels to our franchise system also contributed to the growth in revenue. From December 31, 2014 to December 31, 2015, we added 31 franchised hotels on a net basis, providing an additional 2,400 rooms to our system.

Operating expenses

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Direct lodging expenses	$398.8	$378.7	5.3
Other lodging and operating expenses	63.5	57.0	11.5

In total, direct lodging and other lodging and operating expenses amounted to $462.3 million and $435.7 million, respectively, for the years ended December 31, 2015 and 2014 resulting in an increase of $26.6 million, or 6.1 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1)  increases in salaries and benefits at our owned hotels including increased health care costs related to compliance with the Affordable Care Act, (2) increased travel agency commission costs due to an increase in the percentage of our customers selecting to reserve rooms through online travel agencies resulting in increased commission expense (3) an increase in credit card fees (4) increased utilities costs, specifically water and electricity, and (5) and increased expenses related to repair and maintenance costs. These expense increases were partially offset by the effects of continued cost mitigation strategies, the impact of operational efficiencies employed at our owned hotels and decreased cost due to fewer owned hotels in 2015. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property taxes related to increased valuation assessments for certain of our owned hotels.  In 2014, we received significant insurance proceeds related to a natural disaster that offset other lodging and operational expenses.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$175.0	$173.1	1.1

Depreciation and amortization expense for our owned hotels totaled $175.0 million and $173.1 million, respectively, for the years ended December 31, 2015 and 2014. The increase of $1.9 million, or 1.1 percent, was the result of $100.8 million in capital expenditures during 2015, which drove additional depreciation on certain owned assets, as well as $166.5 million in additions to property and equipment as a result of the acquisition of the Previously Managed Hotels on April 14, 2014.  The increase was partially offset by of the suspension of depreciation for 24 Owned Hotels that are subject to a definitive purchase agreement, and which were designated as assets held for sale in September 2015.  As of December 31, 2015, 11 of these 24 hotels have been sold, with the remaining 13 expected to be sold in the first quarter of 2016.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$117.4	$142.6	(17.7)

General and administrative expenses totaled $117.4 million and $142.6 million, respectively, for the years ended December 31, 2015 and 2014. The decrease of $25.2 million, or 17.7 percent, was primarily the result of a decrease in equity based compensation expense of $36.3 million. For the years ended December 31, 2015 and 2014, equity based compensation expense included $5.6 million and $46.2 million, respectively, related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. These shares became fully vested on April 14, 2015. The decrease also includes a significant reduction in corporate bonus expense as a result of the Company’s performance compared to the established bonus targets. This decrease in general and administrative expenses is partially offset by $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO in 2015, in addition to other factors including increases in executive salary and director compensation, increases in insurance, and fees for professional services. Additionally, we had a significant favorable legal accrual reversal in 2014 and had increased costs related to the transition of our call center to a new provider in 2015.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Marketing, promotional and other advertising expenses	$69.8	$62.2	12.3

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our franchised and managed hotels, totaled $69.8 million and $62.2 million, respectively, for the years ended December 31, 2015 and 2014. The increase of $7.6 million, or 12.3 percent, was primarily driven by increased spending to enhance brand awareness via broadcast, online, and print media outlets. In addition, we spent $23.2 million of the BMF fees collected from franchised and managed hotels on similar brand management and other advertising expenses.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Impairment loss	$50.1	$5.2	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Due to the potential reduced holding period of 24 owned hotels, the Company recorded an impairment charge of $43.4 million during 2015 to adjust the value of these assets to their estimated fair value. The Company entered into a definitive purchase and sale agreement to sell these 24 owned hotels during 2015, and has completed the sale of 11 of these hotels as of December 31, 2015. Additionally, during 2015 the Company entered into discussions to sell a restaurant parcel. Due to the potential reduced holding period of the restaurant parcel, the Company recorded an impairment charge of $1.6 million to adjust the value to the estimated fair value. In the fourth quarter of 2015, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. As a result, we recorded an impairment charge of $5.1 million to adjust the carrying value of this hotel to its estimated fair value.

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

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on sale	$4.1	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

On April 13, 2015, we entered into an agreement to sell one of our Owned Hotels for approximately $3.0 million. We closed the sale in the second quarter of 2015 and recorded a loss on sale of approximately $4.0 million related to this transaction. We also sold a restaurant parcel for a loss on sale of $0.1 million.

Other Income (Expenses)

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Interest expense, net	$86.5	$120.9	(28.5)

Net interest expense totaled $86.5 million and $120.9 million, respectively, for the years ended December 31, 2015 and 2014. The decrease of $34.4 million, or 28.5 percent, was primarily driven by a decrease in the overall interest rate on our new senior debt facility entered into at the time of the IPO as compared to our historical debt and the lower average outstanding balances of debt. The decrease was also driven by the Company’s realization of a 25 basis point reduction in interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015. Interest expense for the years ended December 31, 2015 and 2014 also included $8.9 million and $6.4 million, respectively, of interest expense related to an interest rate swap agreement covering a portion of our outstanding long-term debt entered into on April 14, 2014.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Loss on extinguishment of debt, net	$—	$2.0	NM

(1)	Fluctuation in terms of percentage change is not meaningful.

In connection with the refinancing of our debt at the time of our IPO, we recorded a $2.0 million loss on extinguishment of debt, representing the write-off of unamortized debt issuance costs and associated fees.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Other income	$7.6	$3.3	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Other income totaled $7.6 million and $3.3 million, respectively, for the years ended December 31, 2015 and 2014. The increase of $4.3 million is primarily related to a settlement for business interruption caused by the Deep Horizon oil spill in the Gulf of Mexico in 2010.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax provision	$22.5	$28.8	(21.9)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Income tax provision totaled $22.5 million and $28.8 million, respectively, for the years ended December 31, 2015 and 2014. The decrease of $6.3 million, or 21.9 percent, was primarily driven by a decrease in the impact of equity compensation charges that are not deductible for income tax purposes.  This decrease is partially offset by an increase in income from operations.

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

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 18: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2015 and 2014. The comparison of the year ended December 31, 2015 to the year ended December 31, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014—refer to the footnotes to the table below for a more detailed discussion:

	Year Ended December 31,
(in thousands)	2015	2014
Revenues
Owned Hotels	$911,491	$870,061
Franchise and Management (1)	114,610	94,002
Segment revenues	1,026,101	964,063
Other revenues from franchised and managed properties	23,204	21,481
Corporate and other (2)	126,469	116,805
Intersegment elimination (3)	(145,800)	(125,411)
Total revenues	$1,029,974	$976,938
Adjusted EBITDA
Owned Hotels	$314,278	$312,067
Franchise and Management	114,610	94,002
Segment Adjusted EBITDA	428,888	406,069
Corporate and other	(34,846)	(36,180)
Adjusted EBITDA	$394,042	$369,889

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $75.1 million and $68.4 million for the years ended December 31, 2015 and 2014, respectively, are eliminated in the accompanying consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $145.8 million and $125.4 million for the years ended December 31, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 3.5 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $41.4 million, partially offset by increased direct lodging expenses of $20.1 million, and other lodging and operating expenses of $6.5 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $20.6 million primarily as a result of the increases in RevPAR of 3.4 percent at our comparable franchised and owned hotels and the net addition of 31 hotels added to our franchise system as well as the full year effect from the establishment of new franchise and management agreements for our owned hotels in April 2014. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion on the increase in revenues from our comparable franchised hotels. Our Franchise and Management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and Management segment revenues.

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

Depreciation and amortization expense for our owned hotels totaled $173.1 million and $164.1 million, respectively, for the years ended December 31, 2014 and 2013. The increase of $9.1 million, or 5.5 percent, was the result of $78.6 million in capital expenditures during 2014, and $166.5 million in additions to property and equipment as part of the acquisition of the Previously Managed Hotels, which drove additional depreciation on certain owned assets in 2014.

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

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 18: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2014 and 2013. The comparison of the year ended December 31, 2014 to the year ended December 31, 2013 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014—refer to the footnotes to the table below for a more detailed discussion:

	Year ended December 31,
(in thousands)	2014	2013
Revenues
Owned Hotels	$870,061	$778,898
Franchise and Management (1)	94,002	55,542
Segment revenues	964,063	834,440
Other revenues from franchised and managed properties	21,481	19,065
Corporate and other (2)	116,805	97,177
Intersegment elimination (3)	(125,411)	(76,789)
Total revenues	$976,938	$873,893
Adjusted EBITDA
Owned Hotels	$312,067	$311,809
Franchise and Management	94,002	55,542
Segment Adjusted EBITDA	406,069	367,351
Corporate and other	(36,180)	(40,544)
Adjusted EBITDA	$369,889	$326,807

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

Liquidity and capital resources

Overview

As of December 31, 2015, we had total cash and cash equivalents of $86.7 million. Our liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter, we established the related net deferred tax liability on our books equal to $321.1 million. We expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be fully utilized in 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $19 million to $21 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 and will continue through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its pre-ownership change NOL carryforwards.

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

The following table summarizes our net cash flows:

	As of and for the year ended December 31,			Percent Change
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$290.5	$286.1	$232.9	1.5	22.9
Net cash (used in) provided by investing activities	(55.1)	(44.1)	1.7	24.9	NM	(1)
Net cash used in financing activities	(258.6)	(165.5)	(242.0)	56.3	(31.6)

(1)	Fluctuation in terms of percentage change is not meaningful.

Our ratio of current assets to current liabilities was 1.07 and 0.96 as of December 31, 2015 and 2014, respectively.

Operating activities

Net cash provided by operating activities was $290.5 million for the year ended December 31, 2015, compared to $286.1 million for the year ended December 31, 2014. The $4.4 million increase was primarily driven by increased operating income prior to the reduction for increased impairment loss and a reduction in interest expense. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

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

Investing activities

Net cash used in investing activities during the year ended December 31, 2015 was $55.1 million, compared to net cash used in investing activities of $44.1 million during the year ended December 31, 2014. The $11.0 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures of $22.1 million and the $103.0 million decrease in restricted cash in 2014, partially offset by an increase in proceeds from the sale of assets of $30.5 million, an increase in insurance proceeds from casualty disasters of $4.9 million and a decrease in the cash acquisition costs for the 14 Previously Managed Hotels of $77.7 million in 2014.

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

Financing activities

Net cash used in financing activities during the year ended December 31, 2015 was $258.6 million, compared to $165.5 million during the year ended December 31, 2014. The $93.1 million increase in cash used in financing activities was primarily attributable to the increase in treasury stock due to our use of $100 million for our stock repurchase program offset by the decrease in our repayment of long-term debt, which in 2015 included $152.7 million of repayments.  Additionally in 2014, financing activities were impacted by the proceeds from our senior debt facility of $2.1 billion, the net proceeds from issuance of common stock of $698.0 million, and capital contributions of $21.5 million, partially offset by repayment of long-term debt of $2.9 billion, including $204.8 million of our senior debt facility, payment of deferred costs of $27.3 million, payment of original issue discount of $10.5 million, distributions to noncontrolling interest holders of $4.5 million, including $3.9 million for redemption of the capital stock held by third-party shareholders of our REIT entities.

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

Capital expenditures

We divide our capital expenditures primarily between “renovation and maintenance” and “investment” capital. Renovation and maintenance capital expenditures are comprised of repair and maintenance in the ordinary course of operations, as well as cycle renovations and ongoing maintenance of our technology infrastructure to keep it current and operational.  Investment capital expenditures include projects designed to provide additional return on investment in a short period of time, and may include acceleration of renovation cycles for our owned hotels in order to improve their market positioning in the short term.

Our capital expenditures are generally paid using cash on hand and cash flows from operations.

During the years ended December 31, 2015 and 2014, we incurred capital expenditures of approximately $100.8 million and $78.6 million, respectively. The increase in capital expenditures is primarily related to increase spending of investment capital and funds to recover from natural and other disasters related to our owned hotels.

During the years ended December 31, 2014 and 2013, we incurred capital expenditures of approximately $78.6 million and $115.5 million, respectively. The decrease in capital expenditures is primarily related to reduced spending of repositioning capital related to our owned hotels.

We currently consider a spending level of approximately 8.5-9.0% of the year’s total annual revenues for capital expenditures to be required for maintenance and repair in the ordinary course of operations, as well as cycle renovations and ongoing maintenance of our technology infrastructure to keep it current and operational. These levels do not reflect additional capital expenditures we may elect to make to, among other reasons, maintain or improve our competitive position or construct or acquire new hotels.  We currently intend to make significant additional capital investments in 2016 and 2017 focused on accelerating renovations of our owned hotels and investing in technology innovation to enhance our guest experience.

As of December 31, 2015, we had outstanding commitments under capital expenditure contracts of approximately $26.0 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

We used the net proceeds of the senior secured term loan facility, together with the net proceeds from the IPO and available cash, to repay all of our previous indebtedness. In 2015, we made voluntary prepayments of $135.0 million on the term loan facility. We also made quarterly scheduled principal payments of $17.7 million in the aggregate in 2015. In 2014, we made voluntary prepayments of $195.0 million on the term loan facility. We also made quarterly scheduled principal payments of $9.8 million in the aggregate in September and December 2014.

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

Borrowings under the revolving credit facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down in margin of 0.25% after that date.

In addition, the Borrower is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum subject to a step-down to 0.375%, upon achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00. The Borrower is also required to pay customary letter of credit fees. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the step-down in margin of 0.375%.

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

The senior secured credit facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under the senior secured credit facilities and actions permitted to be taken by a secured creditor. As of December 31, 2015, we were in compliance with all covenants under the senior secured credit facilities.

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

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2015:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$1,743	$18	$35	$35	$1,655
Interest on long-term debt (2)	376	73	145	127	31
Operating and ground leases	132	5	9	9	109
Purchase commitments (3)	26	26	—	—	—
Total contractual obligations	$2,277	$122	$189	$171	$1,795

(1)	Long-term debt obligation excludes the deduction of debt issuance costs of $22.4 million and includes the unamortized portion of the original issue discount of $8.2 million.
(2)

For our unhedged variable-rate debt we have assumed a LIBOR floor of 1.0 percent plus a spread of 2.75 percent. For our interest rate swap, we have used the fixed-rate of 2.0311 percent, which includes a 1 percent LIBOR floor.

(3)	Purchase commitments include outstanding commitments under contracts for capital expenditures at certain owned hotels and for information technology enhancements.

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

Investments in long-lived assets

We review the performance of our long-lived assets, such as property and equipment and intangible assets, for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We also identify properties we intend to sell and properties we intend to hold for use. For each lodging asset or group of assets held for use, we compare the sum of the expected future cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected future cash flows, the excess of the net book value over estimated fair value is charged to impairment loss in the accompanying consolidated statements of operations. Properties held for sale are reported at the lower of their carrying amount of their estimated sales price, less estimated costs to sell.

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

We had approximately $15.6 million of guest loyalty liability as of December 31, 2015. Changes in the estimates used in developing our breakage rate could result in a material change to our loyalty liability. Currently, a 10% decrease to the breakage estimate used in determining future award redemption obligations would increase our loyalty liability by approximately $3.7 million.

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

On at least a semi-annual basis, we perform a formal review of estimates of the ultimate liability for losses and associated expenses for each coverage component of the casualty insurance program within the deductible and self-insured retention. We engage outside actuaries who perform an analysis of historical development trends of loss frequency and severity in order to project the ultimate liability for losses, including incurred but not reported claims. The outside actuaries utilize various actuarial methods such as the loss triangle technique to derive loss development factors from the actual loss experience, which translate current case reserve value to an ultimate basis by measuring the historical change in valuations over time, which is characteristic of liability losses. Other methods such as “increased limits factors” are utilized for projecting losses and are calculated based on historical experience and represent an average over several years and used to estimate the ultimate loss. We revise our reserve amounts periodically based upon recognized changes in the development factors and trends that affect loss costs and their impact on the actuarial calculation. These estimates are influenced by external factors, including inflation, changes in law, court decisions and changes to regulatory requirements, economic conditions and public attitudes.

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

New Accounting Pronouncements

See Note 2 of the notes to our consolidated financial statements in this Annual Report on Form 10-K for a comprehensive list of new accounting pronouncements.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.16 percent per annum at December 31, 2014 to 0.36 percent at December 31, 2015. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total estimated fair value as of December 31, 2015 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period							Fair
	2016	2017	2018	2019	2020	Thereafter	Total	value
Term Facility	$17.5	$17.5	$17.5	$17.5	$17.5	$1,655.1	$1,742.6	$1,675.8
Weighted average interest rate (1)							4.253%

(1)	Weighted average interest rate as of December 31, 2015, which includes the effect of the interest rate swap.

Refer to our Note 10: “Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of La Quinta Holdings Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of La Quinta Holdings Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, (1) during 2015 the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (2) during 2015 the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, and (3) during 2015 the Company early adopted Financial Accounting Standards Board Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2016

La Quinta Holdings Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$86,709	$109,857
Accounts receivable, net of allowance for doubtful accounts of $4,773 and $4,567	37,625	39,938
Assets held for sale	35,523	—
Other current assets	12,066	11,581
Total Current Assets	171,923	161,376
Property and equipment, net of accumulated depreciation	2,623,472	2,826,248
Intangible assets, net of accumulated amortization	178,095	179,406
Other non-current assets	12,354	12,743
Total Non-Current Assets	2,813,921	3,018,397
Total Assets	$2,985,844	$3,179,773
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$19,001
Accounts payable	27,572	21,447
Accrued expenses and other liabilities	63,120	71,117
Accrued payroll and employee benefits	30,918	35,196
Accrued real estate taxes	21,705	20,570
Total Current Liabilities	160,829	167,331
Long-term debt	1,694,585	1,840,510
Other long-term liabilities	30,330	23,727
Deferred tax liabilities	353,588	339,750
Total Liabilities	2,239,332	2,371,318
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of December 31, 2015 and 2014	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at December 31, 2015 and 2014, 130,974,073 shares issued and 124,302,318 shares outstanding as of December 31, 2015 and 130,778,365 shares issued and 130,695,274 shares outstanding as of December 31, 2014	1,310	1,307
Additional paid-in-capital	1,152,155	1,129,815
Accumulated deficit	(294,718)	(321,083)
Treasury stock at cost, 6,671,755 shares at December 31, 2015 and 83,091 shares at December 31, 2014	(107,699)	(1,532)
Accumulated other comprehensive loss	(7,436)	(3,127)
Noncontrolling interests	2,900	3,075
Total Equity	746,512	808,455
Total Liabilities and Equity	$2,985,844	$3,179,773

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands, except per share data)
REVENUES:
Room revenues	$887,358	$846,203	$757,699
Franchise and other fee-based revenues	100,069	89,718	79,180
Other hotel revenues	19,343	19,536	17,949
	1,006,770	955,457	854,828
Brand marketing fund revenues from franchise and managed properties	23,204	21,481	19,065
Total Revenues	1,029,974	976,938	873,893
OPERATING EXPENSES:
Direct lodging expenses	398,828	378,705	344,515
Depreciation and amortization	174,985	173,145	164,077
General and administrative expenses	117,354	142,636	74,794
Other lodging and operating expenses	63,513	56,984	56,068
Marketing, promotional and other advertising expenses	69,810	62,161	59,193
Impairment loss	50,121	5,157	—
Loss on sale	4,088	—	—
	878,699	818,788	698,647
Brand marketing fund expenses from franchise and managed properties	23,204	21,481	19,065
Total Operating Expenses	901,903	840,269	717,712
Operating Income	128,071	136,669	156,181
OTHER INCOME (EXPENSES):
Interest expense, net	(86,504)	(120,945)	(148,615)
Other income	7,632	3,261	1,048
Loss on extinguishment of debt, net	—	(2,030)	—
Total Other Income (Expenses)	(78,872)	(119,714)	(147,567)
Income From Continuing Operations Before Income Taxes	49,199	16,955	8,614
Income tax expense	(22,487)	(28,805)	(3,598)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	—
Income (loss) from Continuing Operations, net of tax	26,712	(332,904)	5,016
Loss on Discontinued Operations, net of tax	—	(503)	(2,495)
NET INCOME (LOSS)	26,712	(333,407)	2,521
(Income) Loss from noncontrolling interests in continuing operations, net of tax	(347)	(3,890)	1,455
(Income) Loss from noncontrolling interests in discontinued operations, net of tax	—	—	—
Net (income) loss attributable to noncontrolling interests	(347)	(3,890)	1,455
Amounts attributable to La Quinta Holdings’ stockholders
Income (loss) from continuing operations, net of tax	26,365	(336,794)	6,471
Loss from discontinued operations, net of tax	—	(503)	(2,495)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$26,365	$(337,297)	$3,976
Earnings (loss) per share:
Basic earnings (loss) per share	$0.21	$(2.67)	$0.03
Diluted earnings (loss) per share	$0.20	$(2.67)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(in thousands)
NET INCOME (LOSS)	$26,712	$(333,407)	$2,521
Cash flow hedge adjustment, net of tax	(4,309)	(3,127)	—
COMPREHENSIVE NET INCOME (LOSS)	22,403	(336,534)	2,521
Comprehensive net (income) loss attributable to noncontrolling interests	(347)	(3,890)	1,455
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$22,056	$(340,424)	$3,976

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Equity

For the years ended December 31, 2015, 2014 and 2013

		Equity Attributable to La Quinta Holdings Inc. Stockholders
	Members’ Equity	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2013	$315,255	—	$—	$—	$—	$—	$—	$(11,870)	$303,385
Net income (loss)	3,976	—	$—	—	—	—	—	(1,455)	2,521
Distributions	(135)	—	—	—	—	—	—	(518)	(653)
Balance as of December 31, 2013	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253
Net income (loss)	(16,214)	—	—	—	—	(321,083)	—	3,890	(333,407)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,451)	(4,557)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,434,567	44	—	57,939	—	—	—	57,983
Repurchase of common stock	—	(83,091)	(1)	(1,532)	—	—	—	—	(1,533)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment	—	—	—	—	—	—	(3,127)	—	(3,127)
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—
Balance as of December 31, 2014	$—	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	—	26,365	—	347	26,712
Distributions	—	—	—	—	—	—	—	(522)	(522)
Equity based compensation	—	194,818	3	—	22,340	—	—	—	22,343
Repurchase of common stock	—	(6,587,774)	—	(106,167)	—	—	—	—	(106,167)
Cash flow hedge adjustment	—	—	—	—	—	—	(4,309)	—	(4,309)
Balance as of December 31, 2015	$—	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$26,712	$(333,407)	$2,521
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	174,739	172,666	168,498
Amortization of other non-current assets	337	957	723
Amortization of intangible assets	937	1,075	1,210
Loss on extinguishment of debt, net	—	2,030	—
Interest expense added to long-term debt	—	18,601	52,877
Amortization of long-term debt reduction	—	(1,532)	(4,595)
(Gain) loss related to casualty disasters	1,824	(5,591)	(468)
Write off of deferred costs	18	—	27
Amortization of leasehold interests	(691)	(596)	(572)
Amortization of deferred costs	5,559	8,173	10,399
Impairment loss	50,121	5,308	19,533
Gain on sale from discontinued operations	—	—	(10,714)
Loss on sale or retirement of assets	4,533	177	359
Equity based compensation	21,603	57,983	—
Excess tax benefits from equity based compensation	(740)	(132)	—
Deferred taxes	16,898	22,980	43
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321,054	—
Loss on interest rate caps	—	—	135
Provision for doubtful accounts	2,198	1,904	1,554
Changes in assets and liabilities:
Accounts receivable	(2,255)	(2,853)	2,203
Other current assets	(21)	811	(143)
Receivables from affiliates	—	276	(2,920)
Other non-current assets	(1,410)	(510)	(563)
Accounts payable	272	(9,494)	(4,027)
Accrued payroll and employee benefits	(4,278)	8,894	(3,565)
Accrued real estate taxes	1,135	993	(425)
Accrued expenses and other liabilities	(8,035)	15,693	419
Other long-term liabilities	1,039	622	349
Net cash provided by operating activities	290,495	286,082	232,858
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(77,667)	—
Capital expenditures	(100,776)	(78,630)	(115,529)
Decrease in restricted cash	—	103,026	9,381
Decrease in investments	—	67	—
Insurance proceeds on casualty disasters	7,033	2,120	2,833
Purchase of intangible assets, net	—	—	(103)
Proceeds from sale of assets	37,576	7,053	105,837
Payment of franchise incentives	(30)	(400)	(700)
Decrease in other non-current assets	1,125	315	—
Net cash (used in) provided by investing activities	(55,072)	(44,116)	1,719

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,100,000	—
Repayment of long-term debt	(152,622)	(2,941,302)	(227,961)
Payment of deferred costs	—	(27,255)	(13,229)
Payment of original issue discount	—	(10,500)	—
Proceeds from issuance of common stock, net	—	697,978	—
Purchase of treasury stock	(106,167)	(1,533)	—
Excess tax benefits from equity based compensation	740	132	—
Investment in interest rate caps	—	—	(135)
Distributions to members	—	(106)	(135)
Distributions to noncontrolling interests	(522)	(4,451)	(518)
Capital contributions	—	21,516	—
Net cash used in financing activities	(258,571)	(165,521)	(241,978)
Increase (decrease) in cash and cash equivalents	(23,148)	76,445	(7,401)
Cash and cash equivalents at the beginning of the year	109,857	33,412	40,813
Cash and cash equivalents at the end of the year	$86,709	$109,857	$33,412
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$83,468	$101,708	$90,572
Income taxes paid during the year, net of refunds	$12,357	$4,156	$3,459
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$2,836	$760	$2,120
Deferred cost included in proceeds from issuance of common stock	$—	$4,757	$—
Cash flow hedge adjustment, net of tax	$(4,309)	$(3,127)	$—
Receivable for capital assets damaged by casualty disasters	$4,625	$7,554	$2,413

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013

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

In November 2014 and April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 and 23.9 million shares of Holdings common shares, respectively. As of December 31, 2015 Blackstone owned 28.3% of Holdings’ common shares outstanding.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico and Honduras. As of December 31, 2015, 2014 and 2013, total owned, franchised, and managed hotels, and the approximate number of associated rooms were as follows:

	2015		2014		2013
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	340	43,400	352	44,800	342	43,500
Joint Venture	1	200	1	200	1	200
Managed (2)	—	—	—	—	14	1,700
Franchised	545	43,900	514	41,500	477	38,300
Totals	886	87,500	867	86,500	834	83,700

(1)

During the second quarter of 2015, we sold one of our owned hotels for $3.0 million, net of transaction costs. We recorded a loss on sale of $4.0 million related to this transaction. The purchaser subsequently signed a franchise agreement for this hotel to remain in our system. During the fourth quarter of 2015, we sold 11 of our owned hotels for $34.1 million, net of transaction costs.  At December 31, 2015, owned hotels includes 13 hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

(2)	These hotels were, as of December 31, 2013, owned by affiliates of the Funds. On April 14, 2014, these hotels were acquired by Holdco III. (See Notes 4 and 11)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition —Revenues primarily consist of room rentals, franchise fees and other hotel revenues. We defer a portion of our revenue from franchisees at the time the franchise agreement is signed and recognize the remainder upon hotel opening.

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

Included in franchise and other fee-based revenues are management fees of approximately $0.7 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 11)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

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

Cash and cash equivalents— We consider all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of highly liquid investments that are stated at cost, which approximates fair market value. Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250,000; however, we believe credit risk related to these deposits is minimal.

Restricted cash— On April 14, 2014, our previously restricted cash was released from restriction due to the refinancing of our debt. Prior to April 14, 2014, restricted cash classified as current assets consists of cash restricted under the terms of our previous debt agreements and held in collateral property hotel depositories, escrow accounts primarily for the payment of capital expenditures, taxes, debt service, insurance losses, and ground leases, and a cash deposit for a letter of credit (See Note 7). Restricted cash consists of cash and cash equivalents that are stated at cost, which approximates fair market value. Classification of restricted cash is based on the nature of the restrictions associated with the underlying assets.

Accounts receivable— Accounts receivable primarily consists of receivables due from franchisees, hotel guests, credit card companies and insurance settlements. Accounts receivable are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due, and the general economy. We provide an allowance for doubtful accounts, after considering factors that might affect the collection of accounts receivable, including historical losses and the ability of the party to meet its obligations to us. Accounts receivable are written off when determined to be uncollectable.

Property and equipment— Property and equipment are stated at cost less accumulated depreciation computed using a straight-line method over the estimated useful life of each asset. Property and equipment consists of the following, along with associated estimated useful lives:

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

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, professional design and construction costs, including associated materials, and other direct and indirect costs, such as sales and use tax and interest costs, incurred during the redevelopment and renovation period. The capitalization period begins when the activities related to development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once a redevelopment project is substantially complete and the associated assets are ready for intended use, costs related to the redevelopment project are no longer capitalized. Additionally, we capitalize costs such as construction administration, cost accounting, design and other various office costs that clearly relate to projects under development or construction (“Indirect Costs”). Total capitalized Indirect Costs for the year ended December 31, 2015 was $2.7 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively.

Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed, the related cost and accumulated depreciation or amortization is removed from the applicable accounts and any gain or loss is reflected in the accompanying combined statements of operations.

Assets held for sale— Long-lived assets are classified as held for sale when all of the following criteria are met:

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

Fair value measurements— Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In evaluating the fair value of both financial and non-financial assets and liabilities, we use the accounting guidance that establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are as follows:

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

Valuation and impairment of long-lived assets— We review the performance of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We also identify properties we intend to sell and properties we intend to hold for use. For each asset or group of assets held for use with indicators of impairment, we compare the sum of the expected future cash flows (undiscounted and without interest charges) generated by the asset or group of assets with its associated net carrying value.

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

Intangible assets— Intangible assets consist of trademarks, franchise agreements and management contracts, Returns membership list, and leasehold interests. Owned trademarks are not amortized but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives, which consist of the following:

Franchise agreements, management contracts and other	3 to 20 years
Returns membership list	3 years
Leasehold interests—hotels, restaurants, office	2 to 49 years

Derivative instruments —We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Insurance and self-insurance programs— We purchase insurance to limit the risk of loss associated with our lodging operations and use paid loss retrospective insurance for exposures covered under commercial general liability, automobile liability, and workers’ compensation insurance policies. Predetermined loss deductibles and self-insured retentions and liability limits have been selected to limit the per occurrence cash outlay.

We have a self-insurance program for major medical and hospitalization coverage offered to employees and their dependents that is partially funded by payroll deductions from our employees. Under the self-insurance program, payments for major medical and hospitalization to individual participants which are below specified deductible amounts are paid by us through a third party administrator.

As of December 31, 2015 and 2014, we accrued the following liabilities related to these insurance programs:

(In thousands)	2015	2014
Automobile and general liability insurance	$21,769	$22,485
Workers’ compensation	8,360	5,516
Health insurance	1,242	659
	$31,371	$28,660

The liability for automobile and general liability insurance is included in accrued expenses and other liabilities and the liability for workers’ compensation and health insurance is included in accrued payroll and employee benefits in the accompanying combined balance sheets.

Customer loyalty program— We administer Returns, which allows members to earn points based on certain dollars spent. Members may redeem points earned for free night certificates, gift cards, airline miles, and a variety of other awards. We account for the economic impact of points earned by accruing an estimate of its liability for unredeemed points. The expense related to this estimate includes the incremental cost of the stay at one of our hotels or the value of awards purchased from program partners. We estimate the future redemption obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes assumptions for the redemption rate, redemption type (whether for a free night certificate or other award), rate of redemption at Company-owned hotels versus franchised hotels and the number of points required per stay. The net expenses of the Returns program are charged to marketing, promotional and other advertising expenses in the accompanying combined statements of operations.

As of December 31, 2015 and 2014, the total liability for Returns points was approximately $15.6 million and $14.2 million, respectively, of which $5.7 million and $5.5 million are included in accrued expenses and other liabilities, representing the estimated points expected to be redeemed in the next year. The remainder is included within other long-term liabilities in the accompanying combined balance sheets.

Actual financial results of the Returns program may vary from our estimate due primarily to variances from assumptions used in the calculation of the obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known.

Non-controlling interests— Non-controlling interests are recognized within total equity in our consolidated balance sheets, reflected in net loss attributable to non-controlling interests in our consolidated statements of operations, and included in our consolidated statements of equity.

We hold a 60% controlling equity interest in a joint venture. The joint venture owns and operates one hotel in New Orleans, Louisiana. The non-controlling interest, totaling 40%, represents the external partner’s interest in the joint venture of approximately $2.9 million and $3.1 million as of December 31, 2015 and 2014, respectively. Total distributions to the non-controlling interest holder were approximately $0.5 million, $0.6 million and $0.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As described in Note 1, effective April 14, 2014 we acquired LQM. Prior to the acquisition date, we consolidated LQM, and LQM’s results of operations and net equity or deficit were presented as a non-controlling interest.

Direct lodging expenses— Direct lodging expenses primarily consist of direct labor costs, repairs and maintenance, utilities, and other advertising costs to operate our owned hotels.

Other lodging and operating expenses— Other lodging and operating expenses consist of indirect costs to operate our owned hotels such as property taxes and insurance.

General and administrative expenses— General and administrative expenses consist of items such as corporate operating expenses including operations, information technology, accounting, legal, human resources, and equity based compensation.

Marketing, promotional and other advertising expenses— Marketing, promotional, and other advertising expenses consist of BMF expenses not paid for with funds received from franchised or managed hotels, expenses related to other customer loyalty programs such as Returns, and other advertising expenses.

Advertising costs— We incur advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees. We expense the production cost of advertising the first time the advertising is publicly displayed.

For the years ended December 31, 2015, 2014 and 2013, we incurred advertising and promotional expenses included within the following in the accompanying combined statements of operations:

(In thousands)	2015	2014	2013
Direct lodging expenses	$5,615	$5,802	$6,300
Other lodging and operating expenses	—	—	167
General and administrative expenses	1,249	1,572	1,324
Marketing, promotional and other advertising expenses	61,209	52,195	47,796
Total	$68,073	$59,569	$55,587

Long-term debt amendments— We may elect to amend, extend, repay, or otherwise modify the terms of our long-term debt arrangements. When such a transaction occurs, we determine the appropriate accounting treatment primarily by first determining whether we have been fully relieved of our obligation by the creditor. If so, we recognize an extinguishment of debt and calculate a gain or loss which is reflected as gain or loss on extinguishment of debt in the accompanying combined statements of operations. If we are not fully relieved of our obligation by the creditor, we consider whether the amended debt agreement has substantially different terms, generally defined as a change in cash flows, on a present value basis, of 10 percent or greater. If the terms are not substantially different, we account for the change as a modification. If the terms are substantially different, we account for the change as an extinguishment of the old debt and the issuance of a new debt instrument. The determination of modification or extinguishment status then governs the expense versus deferral treatment of third party costs paid related to the modification.

Equity Based Compensation —We recognize the cost of services received in an equity based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Income Taxes —The accompanying consolidated financial statements include taxable entities, limited liability companies, and, through April 14, 2014, REIT entities. Limited liability companies and REITs generally are not subject to federal income taxes at the entity level. For our taxable subsidiaries, we account for income taxes using the asset and liability approach for financial accounting and reporting purposes. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before income taxes related to our taxable subsidiaries. Deferred tax assets and liabilities reflect the temporary differences between assets and liabilities recognized for financial reporting and the analogous amounts recognized for tax purposes using the statutory tax rates expected to be in effect for the year in which the differences are expected to reverse, within the taxable subsidiaries.

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

The State of Texas imposes a margin tax of 0.75%, based on the prior year’s Texas-sourced gross receipts. This tax is treated as an income tax and accrued in the accounting period in which the taxable gross receipts are recognized.

We are required by certain foreign jurisdictions to have franchisees withhold, for income tax purposes, a percentage of revenues related to royalties and certain other revenues. For the years ended December 31, 2013 and 2012, the withholding rate was up to 30%. For the period from January 1, 2014 to April 13, 2014, the withholding rates were up to 35%. For the period from April 14, 2014 to December 31, 2015, the withholding rate was between 10% and 33% depending upon the country, after the application of certain tax treaties between the U.S. and certain countries. These taxes are treated as an income tax and expensed in the period in which the taxable gross receipts are recognized.

Comprehensive income— Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners.

Concentrations of credit risk and business risk — Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, and restricted cash. We utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We also monitor the credit-worthiness of our customers and financial institutions before extending credit or making investments.

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

The percentages of our total revenues, including revenue from discontinued operations, from these states for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Texas	22%	23%	26%
Florida	17%	16%	13%
Total	39%	39%	39%

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis.” The update primarily amends the criteria used to evaluate whether certain variable interest entities should be consolidated and modifies the criteria used to determine whether partnerships and similar entities are variable interest entities. The update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, including in the interim periods. We do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset, which is consistent with the presentation of debt discounts or premiums. The provisions of ASU No. 2015-03 are effective for reporting periods beginning after December 31, 2015 and is required to be adopted retroactively; early adoption is permitted. We have elected to adopt this update as of the fourth quarter of 2015. Accordingly, debt issuance costs in the amount of $26,188 which were formerly classified as a non-current asset in deferred costs at December 31, 2014 have been reclassified as an offset to long-term debt in our consolidated balance sheet.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, this ASU requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. The provisions of ASU No. 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to adopt this update as of the fourth quarter of 2015. Accordingly, net deferred tax assets in the amount of $59,746 which were formerly classified as current assets at December 31, 2014 have been reclassified as an offset to long-term liabilities in our consolidated balance sheet.

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

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting.  During the fourth quarter of 2015, 11 of the hotels were sold for $34.1 million, net of transaction costs.  The current terms of the definitive purchase and sale agreement provides that the sale of the remaining 13 hotels that are held for sale to close by the end of the first quarter of 2016.

As of December 31, 2015, the carrying amounts of the major classes of assets for the assets held for sale were as follows:

December 31, 2015
(in thousands)
Current assets	$221
Property and equipment, net	34,982
Other non-current assets	320
Total assets held for sale	$35,523

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

The following table summarizes the results of the discontinued operations:

	For the years ended December 31,
	2014	2013
	(in thousands)
Hotel revenues	$361	$41,477
Direct lodging expenses	651	25,780
Other lodging and operating expenses	62	4,317
Operating income	(352)	11,380
Depreciation and amortization	—	(5,056)
Impairment charge (see note 10)	(151)	(19,533)
Gain on sale from discontinued operations	—	10,714
Loss on discontinued operations	$(503)	$(2,495)

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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2013. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

	For the years ended December 31,
	2014	2013
Total revenues	$988,858	$909,433
Net income (loss) attributable to La Quinta Holdings’ stockholders	(333,698)	11,131
Basic and diluted earnings (loss) per share	(2.65)	0.09

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of both finite-lived and indefinite-lived assets. The following is a summary of our intangible assets as of December 31, 2015 and 2014:

	2015			2014
	Weighted average remaining life		Amount	Weighted average remaining life		Amount
			(in thousands)			(in thousands)
Finite-lived assets:
Favorable leasehold interests—hotels, restaurants, offices	27 years		$9,680	28 years		$9,680
Franchise agreements, management contracts and other	5 years		18,015	6 years		18,015
Returns membership list	—	(1)	3,200	—	(1)	3,200
Accumulated amortization			(22,234)			(20,923)
Total finite–lived assets			8,661			9,972
Indefinite-lived assets;
Trademarks—La Quinta			169,434			169,434
Total			$178,095			$179,406

(1)	As of December 31, 2015 and 2014, the Returns membership list has been fully amortized.

	For the years ended December 31,
	2015	2014	2013
	(in thousands)
Amortization expense related to intangible assets:
Depreciation and amortization expense	$937	$1,075	$1,210
Direct lodging operations	374	365	320
Total amortization expense	$1,311	$1,440	$1,530

As of December 31, 2015, estimated amortization expense related to intangible assets for the years ending December 31 is as follows (in thousands):

2016	$1,094
2017	1,019
2018	908
2019	897
2020	797
Thereafter	3,946
$8,661

The accumulated amortization and related amortization expense described above do not include the impact of unfavorable leasehold interests which are reflected within other non-current liabilities in the accompanying combined balance sheets. For the years ended December 31, 2015, 2014 and 2013, approximately $1.1 million, $1.0 million and $0.9 million of amortization expense, related to unfavorable leasehold interests, was reported as a reduction of depreciation and amortization expenses in the accompanying combined statements of operations.

NOTE 6. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Land	$796,790	$836,514
Buildings and improvements	2,703,293	2,799,967
Furniture, fixtures, equipment and other	408,190	403,271
Total property and equipment	3,908,273	4,039,752
Less accumulated depreciation	(1,288,281)	(1,214,450)
Property and equipment, net	2,619,992	2,825,302
Construction in progress	3,480	946
Total property and equipment, net of accumulated depreciation	$2,623,472	$2,826,248

Depreciation and amortization expense related to property and equipment was $166.4 million, $165.4 million and $160.9 million for the years ended December 31, 2015, 2014 and 2013 respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 7. LONG-TERM DEBT

Long-term debt as of December 31, 2015 and 2014 was as follows:

	2015	2014
	(in thousands)
Current portion of term facility	$17,514	$19,001
Long-term portion of term facility	1,694,585	1,840,510
Total long term debt	$1,712,099	$1,859,511

(1)

As of December 31, 2015 and 2014, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.36% and 0.16%, respectively. As of December 31, 2015, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

The terms of the Term Facility require us to make certain scheduled principal payments quarterly beginning September 30, 2014. Final maturity is April 2021. During year ended December 31, 2015, we made voluntary principal prepayments totaling $135.0 million and quarterly scheduled principal payments totaling $17.7 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decrease to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to December 31, 2015.  Included in the Term Facility as of December 31, 2015 and 2014 is an unamortized original issue discount of $8.2 million and $9.6 million, respectively. As of December 31, 2015 and 2014, we had $16.5 million and $18.6 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed

Term Facility

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

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “ Holdco I Loans”) and the Holdco III Mortgage Loan, and to acquire the Previously Managed Hotels. Upon completion of the refinancing, we recognized a $2.0 million loss on extinguishment of debt in our consolidated statements of operations. We also incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of December 31, 2015 and 2014, the net balance of these debt issuance costs included in our consolidated balance sheet was $22.4 million and $26.2 million, respectively.

Interest Rate and Fees —Borrowings under the Term Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Term Facility is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the Agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date.

Borrowings under the Revolving Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down of 0.25% after that date.

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

Prepayments —The Term Facility requires mandatory prepayments, subject to certain exceptions, with:

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

Amortization —Beginning September 2014, the Borrower is required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount less any prepayments on the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

Guarantees and security —The obligations under the Senior Facilities will be unconditionally and irrevocably guaranteed by Holdings, any subsidiary of Holdings that directly or indirectly owns any issued and outstanding equity interests of the Borrower, and, subject to certain exceptions, each of the Borrower’s existing and future material domestic wholly owned subsidiaries (collectively, the “Guarantors”). In addition, the Senior Facilities will be collateralized by first priority or equivalent security interests in (i) all the capital stock, or other equity interests in, the Borrower and each of the Borrower’s and the Guarantors’ material direct or indirect wholly owned restricted domestic subsidiaries, and 65% of the voting stock (and 100% of the nonvoting stock) of, or other equity interests in, each of the Borrower’s or any subsidiary guarantors’ material direct wholly owned first-tier restricted foreign subsidiaries, and (ii) certain tangible and intangible assets of the Borrower (other than real property except for certain real property described in the credit agreement) and Guarantors (subject to certain exceptions and qualifications).

As of the closing date for the Senior Facilities, Holdings did not have any of its foreign subsidiaries, non-wholly owned domestic subsidiaries that are restricted subsidiaries or immaterial subsidiaries guarantee the Senior Facilities. The Borrower will also have the ability to designate certain subsidiaries as unrestricted subsidiaries utilizing its investment capacity under the Agreement.

Certain covenants and events of default —The Agreement contains a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, will limit or restrict, subject to certain exceptions, the ability of (i) Holdings, the direct parent of the Borrower, to engage in any material operating or business activities other than the ownership of the equity interests of the Borrower and (ii) the Borrower and its restricted subsidiaries to:

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

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of December 31,2015, we were in compliance with all covenants under the Senior Facilities.

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

Debt Maturity

The contractual maturity of our Term Facility as of December 31, 2015 was as follows (1):

(in thousands)
Year
2016	$17,514
2017	17,514
2018	17,514
2019	17,514
2020	17,514
Thereafter	1,655,093
$1,742,663
(1)	Excludes the deduction of debt issuance costs of $22.4 million and includes the unamortized portion of the original issue discount of $8.2 million.

Letters of Credit

As of December 31, 2015 and December 31, 2014, we have $14.6 million and $10.6 million, respectively, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%.

Prior to our debt refinancing in April 2014, we had two letters of credit through Wells Fargo Bank, N.A. aggregating approximately $5.7 million as of December 31, 2013. We were required to pay a fee of 2.0% per annum related to these letters of credit.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 8), consisted of the following for years ended December 31, 2015, 2014 and 2013:

Description	2015	2014	2013
	(in thousands)
Term Facility	$81,394	$65,994	$—
Mortgage Loan	—	23,754	69,203
Holdco III Mortgage Loan	—	3,206	12,121
Mezzanine Loans:
Current	—	3,107	9,025
Deferred	—	18,601	52,877
Amortization of long-term debt reduction	—	(1,532)	(4,595)
Amortization of deferred financing costs	3,810	6,938	10,155
Amortization of original issue discount	1,400	912	—
Other interest	10	14	22
Interest income	(110)	(49)	(193)
Total interest expense, net	$86,504	$120,945	$148,615

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the years ended December 31, 2015, 2014 and 2013, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

	December 31, 2015		December 31, 2014
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other non- current long-term liabilities	$(11,440)	Other non- current long-term liabilities	$(4,811)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	2015	2014	2013
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income	$(4,309)	$(3,127)	$—
Non-designated Hedges:
Interest rate caps	Other income (loss)	—	—	(135)

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2015 and 2014.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities include the following as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Accrued automobile and general liability insurance	$21,769	$22,485
Accrued sales and occupancy taxes	9,431	11,981
Accrued liability for guest loyalty program points	5,732	5,484
Accrued interest	16,487	18,551
Other accrued expenses	9,701	12,616
Total accrued expenses and other liabilities	$63,120	$71,117

NOTE 10. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$86,709	$86,709	$109,857	$109,857
Interest rate swaps (2)	(11,440)	(11,440)	(4,811)	(4,811)
Long-term debt (3)(4)	1,712,099	1,675,760	1,859,511	1,846,181

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.
(4)	Carrying amount includes deferred debt issuance costs of $22.4 million and $26.2 million as of December 31, 2015 and 2014, respectively.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of December 31, 2015 and December 31, 2014, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.4%, as of December 31, 2015 and December 31, 2014. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment when events or changes in circumstances indicate that the asset might be impaired. In the second quarter of 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. The inputs used in determining the fair value in the second quarter for these 24 hotels were based on estimated selling prices ranging from $70.0 million to $75.0 million. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. In the fourth quarter, 11 of these hotels were sold. The inputs used in determining the fair value of the remaining 13 hotels are based on selling price, less estimated selling costs. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

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

In the fourth quarter of 2015, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $5.1 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

For this purpose, fair value of the property was estimated primarily using expected present value of future cash flows. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015:

	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels Held for Sale (1)	$—	$—	$34,498	$34,498	$43,382
1 Owned Hotel	—	—	2,422	2,422	5,103
1 Owned Restaurant Parcel	—	—	1,025	1,025	1,636
	$—	$—	$37,945	$37,945	$50,121
(1)

During 2015, we sold 11 of the 24 hotels that were designated as assets held for sale in the third quarter of 2015.  The remaining 13 are included in assets held for sale as of December 31, 2015 and are subject to a definitive purchase agreement.

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

NOTE 11. RELATED PARTY TRANSACTIONS

We maintain various agreements and enter into certain transactions with affiliates of the Funds. Prior to April 14, 2014 these affiliates owned the Previously Managed Hotels ( see Note 4 ), which were managed by LQM. The following is a discussion of these arrangements and resulting transactions from January 1, 2014 to April 14, 2014:

Management and Service Agreements

Hotel Management Agreements —Pursuant to hotel management agreements with affiliates of the Funds in existence prior to the IPO (“LQM Management Agreements”), LQM provided management services to the Previously Managed Hotels until the IPO, including supervision, direction, operation, management and promotion. The LQM Management Agreements would have expired in July 2027, but could have been terminated by either party at any time and for any reason and were terminated in connection with the IPO. Under the terms of the LQM Management Agreements, LQM was entitled to recover a management fee of 1.67% of gross operating revenue from the Previously Managed Hotels, as well as reimbursement for certain shared group costs.

Management fees earned by LQM from the Previously Managed Hotels, for the period from January 1, 2014 to April 14, 2014 were $0.2 million. For the year ended December 31, 2013, management fees earned from the Previously Managed Hotels were approximately $0.6 million. These management fees are included within franchise and other fee-based revenues in the accompanying consolidated statements of operations.

In addition, in accordance with the LQM Management Agreements, LQM also provided certain group services for hotels it managed, including group and administrative services, information systems support, training, and other field services, and was reimbursed for the cost of providing these services. For the period from January 1, 2014 to April 14, 2014, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $0.2 million. During the year ended December 31, 2013, LQM earned group services reimbursements from the Previously Managed Hotels of approximately $1.6 million. These fees are included within franchise and other fee-based revenues in the accompanying consolidated statements of operations.

Other Fees and Funding

Brand Marketing Fund (BMF) —We maintain the BMF on behalf of our franchisees and the hotel properties we own and manage, and we charge these hotels a fee of 2.5% of gross room revenue, which is then used by the BMF to fund national advertising promotions and campaigns. BMF fees collected from franchised and managed hotels, and the related expenses, are reflected as brand marketing fund revenues and expenses from franchise and managed hotels in the accompanying consolidated statements of operations.

Customer Loyalty Program —We administer a customer loyalty program, La Quinta Returns (“Returns”), and charge participating hotels a fee to administer the program equal to 5% of the Returns members’ eligible room rate per night. Returns fees collected from franchised and managed hotels are reflected within franchise and other fees-based revenues in the accompanying consolidated statements of operations. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.3 million for the period from January 1, 2014 to April 14, 2014. We recorded revenues related to Returns from the Previously Managed Hotels of approximately $0.9 million during the year ended December 31, 2013.

Trademark Licenses —In accordance with the LQM Management Agreements, we charged a royalty fee of 0.33% of the Previously Managed Hotels’ gross room revenues. For the period January 1, 2014 to April 14, 2014, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million. During the year ended December 31, 2013, royalty fees charged to the Previously Managed Hotels under these agreements were approximately $0.1 million. These royalty fees are reflected within franchise and other fee-based revenues in the accompanying consolidated statements of operations.

Other Arrangements

As of December 31, 2015 and December 31, 2014, approximately $41.6 million and $43.9 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

Blackstone Advisory Partners L.P., an affiliate of Blackstone, received aggregate compensation of approximately $3.0 million for acting as underwriter or co-manager in connection with financing transactions by us, including our IPO, during 2014. In addition, we engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 and November 2014 for a fee of approximately $0.4 million and $0.5 million, respectively.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $2.6 million, $2.8 million and $4.0 million during years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Environmental —We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances, and regulations. Such requirements often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material effect on our financial condition, results of operations, or cash flows.

Litigation —We are party to a number of pending claims and lawsuits arising in the normal course of business. We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the insurance retention or deductible amount, are not covered by or are only partially covered by insurance policies, or the insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate ultimate liability costs with respect to such claims and lawsuits. We accrue costs incurred from defending litigation as they become determinable. We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated balance sheets, results of operations, or cash flows taken as a whole.

Casualty Losses —We maintain insurance for property and casualty damage, subject to deductibles and policy terms and conditions, attributable to wind, flood, and earthquakes. We also maintain business interruption insurance.

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  No significant additional response or requests from the Appeals Officer have been received. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2015, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intends to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As of December 31, 2015, we have not been advised of any proposed adjustments.

Purchase Commitments —As of December 31, 2015, we had approximately $26.0 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments —Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of December 31, 2015, we had $9.1 million in outstanding commitments to various franchisees for such financial assistance.

NOTE 13: INCOME TAXES

Prior to our IPO on April 14, 2014, we operated primarily as limited liability companies treated as partnerships for U.S. federal income tax purposes, REIT entities, and taxable entities. As a result, we were not subject to U.S. federal and most state income taxes for our limited liability companies and our REIT entities. Our partnership and REIT status terminated in connection with the IPO, as the La Quinta Predecessor Entities were contributed to Holdings, a “C” corporation, the shares of capital stock held by third-party shareholders of our REIT entities were redeemed for cash totaling approximately $3.9 million, and our REITs were converted into limited liability companies. As a result of these transactions, we have become subject to additional entity-level taxes and, during the second quarter of 2014, we recorded a one-time net deferred tax expense of $321.1 million, which established the associated net deferred tax liability on our balance sheet, and reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the estimated blended statutory U.S. federal and state income tax rate of 38.1%. More specifically, this initial deferred tax expense is driven by (1) the recognition of deferred tax liabilities of approximately $462.3 million, primarily related to differences between the book and tax basis for our fixed and intangible assets and related depreciation, (2) the recognition of deferred tax assets of approximately $14 million primarily related to tax-only intangibles, and (3) as a result of the change in the Company’s tax status, a tax benefit of $127.2 million related to the reduction in valuation allowance, primarily associated with La Quinta Predecessor Entities’ net operating losses and tax credits.

For financial reporting purposes, the consolidated income tax expense is based on consolidated reported financial accounting income or loss before income taxes.

The components of our income tax provision are as follows:

(In thousands)	2015	2014	2013
Current provision:
Federal	$1,933	$2,615	$874
State (1)	3,442	3,121	2,543
Foreign	78	103	205
Total current	5,453	5,839	3,622
Deferred provision:
Federal	17,765	22,279	(34)
State	(731)	687	77
Total deferred	17,034	22,966	43
Provision for income taxes	22,487	28,805	3,665
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321,054	—
Total income tax expense	$22,487	$349,859	$3,665

(1)	The State current provision contains approximately $0.1 million of tax expense included in gain (loss) on discontinued operations for the year ended December 31, 2013.

The significant components of the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
(In thousands)	2015	2014
Deferred Tax Assets
Net Operating Losses	$43,583	$77,639
Insurance Accruals	10,641	7,355
Tax Credits	11,550	9,638
Cash Flow Hedge-OCI	4,004	1,684
Intangibles	12,602	11,682
Doubtful Accounts	1,932	1,853
Returns Club	343	5,876
Compensation Accruals	8,054	7,613
Other	1,960	2,337
Total gross deferred tax assets	94,669	125,677
Less: Valuation Allowance	(9,300)	(8,947)
Deferred Tax Assets	$85,369	$116,730
Deferred Tax Liabilities
Fixed Assets	$361,856	$382,153
Trademark	61,603	61,218
Cancellation of Debt Income	9,300	12,382
Linens, uniforms and supplies	4,225	—
Other	1,973	727
Deferred Tax Liabilities	438,957	456,480
Net Deferred Taxes	$(353,588)	$(339,750)

As of December 31, 2015 and 2014, certain subsidiaries of ours had available federal net operating loss carryforwards (“NOLs”) totaling approximately $123.8 million and $220.9 million, respectively. Generally, NOL carryforwards expire 20 years after the year in which they arise. Our NOLs will expire between 2016 and 2033. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards. We also have alternative minimum tax (“AMT”) credit carry forwards, as of December 31, 2015 and 2014, in the gross amount of $11.5 million and $9.6 million, respectively, which do not expire.

For periods prior to the IPO, we maintained valuation allowances for our NOLs and AMT credit carry forwards as we believed the more-likely-than-not realization criteria were not met and therefore realization was not reasonably assured. When assessing the adequacy of the valuation allowance, the Company considers both anticipated reversals of deferred tax liabilities within applicable carryforward periods and other potential sources of taxable income within those periods. In 2013, we concluded that the likelihood of utilizing certain loss carryforwards in future periods was remote. Accordingly, we wrote off the deferred tax assets and associated valuation allowances related to those carryforwards. The reduction in these deferred tax assets and related valuation allowances has no net impact on our financial condition, results of operations or cash flows. In connection with our conversion to a C-corporation on April 14, 2014, we reassessed the realizability of our NOLs and AMT credit carryforwards. As a result, we concluded that a valuation allowance was required on only a portion of our NOLs and that the remainder of our NOLs and all of our AMT credit carryforwards meet the more likely than not realization criteria. The impact of our reassessment of the realizability of our deferred tax assets is incorporated in the charge to record the impact of our conversion to a C-corporation. The Company has open tax years dating back to 2010.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the combined financial statements:

(in thousands)	2015	2014		2013
Statutory U.S. federal income tax provision	$17,219	$5,934		$3,015
State tax, net of federal benefit	2,221	4,957		2,553
Foreign tax, net of federal benefit	50	67		205
Nondeductible stock compensation	1,948	16,155		—
Nondeductible book loss from January 1, 2014 through April 13, 2014	—	4,480		—
Income not subject to tax at the La Quinta Predecessor Entities level	—	—		(2,923)
Change in valuation allowance	353	(767)		609
Return to provision	(688)	(329)		—
Changes in deferred taxes	541	(1,904)		—
Other	843	212		139
Provision for income taxes	22,487	28,805		3,598
Recognition of net deferred tax liabilities upon C-corporation conversion	—	321,054	(1)	—
Income tax expense	$22,487	$349,859		$3,598

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

The Company files income tax returns in the U.S. Federal jurisdiction and several state jurisdictions.  The Company is no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2010.  We utilize our available tax attributes at the federal and state levels to the extent allowed by applicable law.  The Company anticipates that it is reasonably possible a state may challenge our use of certain state tax benefits, although we believe any proposed adjustment pertaining to the use of those state tax benefits would not result in a material change to our financial position.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2015	2014	2013
Unrecognized tax benefits, beginning of the year	$—	$—	$—
Gross increase in unrecognized tax positions in the current year	2,990	—	—
Unrecognized tax benefits, end of the year	$2,990	$—	$—

At December 31, 2015, there are $3.0 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not expect any significant changes in our unrecognized tax benefits over the next twelve months.

Our policy is to classify interest and penalties as a component of income tax expense.  As of December 31, 2015, 2014 and 2013, we have not accrued interest or penalties on unrecognized tax benefits.

NOTE 14. THIRD PARTY LEASE COMMITMENTS

Rental Income— We act as a lessor and lease properties we own to third parties, which are primarily operated as restaurants. These leases are accounted for as operating leases and mature on various dates through 2096. The leases provide for minimum and contingent rental income based on a percentage of the lessee’s annual sales in excess of stipulated amounts.

As of December 31, 2015, approximate future minimum rental income to be received under non-cancelable operating leases, in excess of one-year, is as follows:

Year ending December 31,	Operating lease income
(in thousands)
2016	$4,364
2017	4,119
2018	3,731
2019	3,470
2020	3,241
Thereafter	6,072
$24,997

For the year ended December 31, 2015, total rental revenue was approximately $3.8 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2014, total rental revenue was approximately $4.2 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2013, total rental revenue was approximately $3.8 million, of which $0.3 million related to contingent rents. Rental revenue is included within other hotel revenues in the accompanying consolidated statement of operations.

Rental Expense— We maintain ground lease arrangements with third parties for certain hotel properties that contain contingent rent provisions based upon the respective hotel’s revenues. Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2096.

Year ending December 31,	Operating ground lease commitments
(in thousands)
2016	$5,014
2017	4,636
2018	4,446
2019	4,431
2020	4,390
Thereafter	108,627
$131,544

For the year ended December 31, 2015, total rent expense for ground leases included in other lodging and operating expenses was approximately $6.1 million, of which $0.7 million related to contingent rents. For the year ended December 31, 2014, total rent expense was approximately $5.2 million, of which $0.5 million related to contingent rents. For the year ended December 31, 2013, total rent expense was approximately $3.7 million, of which $0.1 million related to contingent rents.

NOTE 15. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $2.3 million, $2.0 million and $1.9 million, respectively, during the years ended December 31, 2015, 2014 and 2013, respectively.

In 2015, our board and stockholders’ approved and adopted the 2015 Employee Stock Purchase Plan (the “ESPP”) which allows eligible employees to purchase Holdings’ stock at a discount of 5%.  The plan is in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  There were 2.6 million shares reserved for purchase under the ESPP, of which 5,233 shares were issued and included in shares outstanding as of December 31, 2015.

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

On the IPO Effective Date, Units that were outstanding under the Promote Plan at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using a grant date fair value equal to the initial public offering price of Holdings shares of $17.00 per share and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that were vested on April 14, 2015, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that were slated to vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Blackstone and its affiliates ceased to own 50% of Holdings, effective November 25, 2014. The Promote Plan became fully vested on April 14, 2015.

For the year ended December 31, 2015, total compensation expense under the Promote Plan was $5.6 million. For the year ended December 31, 2014, total compensation expense under the Promote Plan was $46.2 million. A total of 9,658 shares were forfeited from the Promote Plan.

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

2014 Grant I  —Effective on the IPO Effective Date, Holdings issued 0.35 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $16.65 per share to certain of our employees as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that were vested on April 14, 2015, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that were slated to vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment through that date. Blackstone and its affiliates ceased to own 50% of Holdings, effective November 25, 2014. The 2014 Grant I became fully vested on April 14, 2015.

2014 Grant II—On June 11, 2014, Holdings issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 0.9 years as of December 31, 2015. The fair value of Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2014  Director Unit Grants — In 2014 and 2015, we granted a total of 44,197 restricted stock units (“RSUs”) to our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates with a remaining weighted average life of 1.3 years as of December 31, 2015. The grant date weighted average price is $21.32 per share. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares at target value of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 1.0 years as of December 31, 2015. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of our common stock.

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

2015 Grant I — In 2015, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.81 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.4 years as of December 31, 2015. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 2.0 years as of December 31, 2015. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

The grant date fair value of the 2015 Performance Unit Grant was $25.35 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	31.66%
Dividend yield(2)	— %
Risk-free rate(3)	1.00%
Expected term (in years)(4)	2.87

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the 2015 Performance Unit Grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

For the years ended December 31, 2015 and December 31, 2014, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $16.0 million and $11.7 million, respectively, excluding related taxes. As of December 31, 2015 unrecognized compensation expense was $15.0 million. As of December 31, 2015, 52,926 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of December 31, 2015, there were 11.8 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan.

During September 2015, pursuant to a Separation and Release Agreement (the “Separation and Release Agreement”), dated effective as of September 15, 2015, that the Company entered into with its former President and Chief Executive Officer in connection with his departure, the Company vested 0.3 million shares to him in accordance with the terms of the respective grants under the 2014 Omnibus Incentive Plan,  and the Company incurred an associated non-cash severance charge of $3.0 million. In addition, pursuant to the benefits to which the Company’s former President and Chief Executive Officer was entitled under the Separation and Release Agreement, the Company made a cash severance payment of $7.6 million.

NOTE 17. EARNINGS PER SHARE

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

The calculations of basic and diluted earnings per share are as follows:

	2015	2014	2013
Numerator:
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders	$26,365	$(336,794)	$6,471
Income (loss) from discontinued operations attributable to La Quinta Holdings’ stockholders	—	(503)	(2,495)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$26,365	$(337,297)	$3,976
Denominator:
Weighted average number of shares outstanding, basic	128,272	126,156	121,996
Weighted average number of shares outstanding, diluted	129,172	126,156	121,996
Income (loss) from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	$0.21	$(2.67)	$0.05
Income (loss) from discontinued operations attributable to La Quinta Holdings’ stockholders per common share, basic and diluted	—	—	(0.02)
Basic earnings (loss) per share	$0.21	$(2.67)	$0.03
Diluted earnings (loss) per share	$0.20	$(2.67)	$0.03

As of December 31, 2015, an immaterial amount of shares were anti-dilutive. Approximately 0.8 million shares for the year ended December 31, 2014, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the year ended December 31, 2013, no shares were considered anti-dilutive.

During September 2015, Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). These repurchases were to be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program could be suspended or discontinued at any time.

Under this program, through December 31, 2015, the Company repurchased 6.3 million shares of common stock. These shares were repurchased at a weighted-average price of $15.89 per share, for an aggregate purchase price including commissions, of $100.1 million. The shares repurchased through December 31, 2015 represented approximately 5% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

NOTE 18. SEGMENTS

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. Our operating and reportable segments are defined as follows:

•	Owned hotels —This segment derives its earnings from the operation of owned hotel properties located in the United States.
•

Franchise and management —This segment derives its earnings primarily from revenues earned under various franchise and management agreements relating to our owned, franchised, and managed hotels, which provide for us to earn compensation for the licensing of our brand to franchisees, as well as for services rendered, such as hotel management and providing access to certain shared services and marketing programs such as reservations, Returns, and property management systems.

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

The table below shows summarized consolidated financial information by segment:

	2015	2014	2013
	(in thousands)
Revenues
Owned hotels	$911,491	$870,061	$778,898
Franchise and management (1)	114,610	94,002	55,542
Segment revenues	1,026,101	964,063	834,440
Other fee-based revenues from franchise and managed properties	23,204	21,481	19,065
Corporate and other (2)	126,469	116,805	97,177
Intersegment elimination (3)	(145,800)	(125,411)	(76,789)
Total revenues	$1,029,974	$976,938	$873,893
Adjusted EBITDA
Owned hotels	314,278	312,067	311,809
Franchise and management	114,610	94,002	55,542
Segment Adjusted EBITDA	428,888	406,069	367,351
Corporate and other	(34,846)	(36,180)	(40,544)
Adjusted EBITDA	$394,042	$369,889	$326,807

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $75.1 million, $68.4 million and $53.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, are eliminated in the accompanying consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $145.8 million, $125.4 million and $76.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Adjusted EBITDA	$394,042	$369,889	$326,807
Fixed asset impairment loss	(50,121)	(5,308)	(19,533)
Income (loss) from discontinued operations	—	(377)	8,636
Gain on sale from discontinued operations	—	—	10,714
Loss on sale	(4,088)	—	—
Loss on retirement of assets	(445)	(177)	(359)
Gain (loss) related to casualty disasters	(1,824)	6,772	1,825
Loss on extinguishment of debt, net	—	(2,030)	—
Equity Based Compensation	(18,814)	(58,007)	—
Severance Charges (1)	(11,021)	—	—
Other gains (losses), net (2)	4,347	821	(2,697)
EBITDA	312,076	311,583	325,393
Interest expense	(86,614)	(120,994)	(148,806)
Income tax expense	(22,487)	(28,805)	(3,665)
Recognition of net deferred tax liabilities upon C-corp conversion	—	(321,054)	—
Depreciation and amortization	(176,263)	(174,137)	(170,401)
Non-controlling interests	(347)	(3,890)	1,455
Net income (loss) attributable to the Company	$26,365	$(337,297)	$3,976
(1)	Includes cash and non-cash charges relating to the departure of the Company’s former President and Chief Executive Officer.
(2)

Other gains (losses), net primarily consists of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), insurance proceeds from business interruption and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of December 31, 2015, 2014 and 2013:

	2015	2014 (1)	2013 (1)
	(in thousands)
Total Assets
Owned hotels	$2,682,394	$2,874,098	$2,917,759
Franchise and management	192,284	191,410	192,191
Total segments assets	2,874,678	3,065,508	3,109,950
Corporate and other	111,166	114,265	51,761
Total	$2,985,844	$3,179,773	$3,161,711
(1)

We have elected to early adopt ASU No. 2015-03 and ASU No. 2015-17 as of the fourth quarter of 2015. Accordingly, debt issuance costs in the amount of $26.2 million which were formerly classified as a non-current asset in deferred costs have been reclassified as an offset to long-term debt and net deferred tax assets in the amount of $59.7 million which were formerly classified as current assets at December 31, 2014 have been reclassified as an offset to non-current liabilities for 2014.  For 2013, debt issuance costs in the amount of $8.1 million which were formerly classified as a non-current asset in deferred costs have been reclassified as an offset to long-term debt and no reclassification for deferred taxes was required.

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts:

	2015	2014	2013
	(in thousands)
Owned hotels	$82,139	$65,150	$97,336
Franchise and management	—	—	—
Total segment capital expenditures	82,139	65,150	97,336
Corporate and other	18,637	13,480	18,193
Total	$100,776	$78,630	$115,529

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

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$248,106	$273,888	$279,103	$228,877	$1,029,974
Operating income	32,913	15,177	52,740	27,241	128,071
Net income (loss)	6,314	(4,567)	17,083	7,882	26,712
Net income (loss) attributable to La Quinta Holdings’ stockholders	6,142	(4,663)	17,058	7,828	26,365
Basic earnings (loss) per share	$0.05	$(0.04)	$0.13	$0.06	$0.21
Diluted earnings (loss) per share	$0.05	$(0.04)	$0.13	$0.06	$0.20

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$217,309	$260,289	$271,118	$228,222	$976,938
Operating income	34,742	25,452	54,319	22,156	136,669
Net income (loss)	(3,522)	(338,635)	12,867	(4,117)	(333,407)
Net income (loss) attributable to La Quinta Holdings’ stockholders	(7,343)	(338,578)	12,817	(4,193)	(337,297)
Basic and diluted earnings (loss) per share	$(0.06)	$(2.67)	$0.10	$(0.03)	$(2.67)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(c) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
ii.

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

We have audited the internal control over financial reporting of La Quinta Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding (1) the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (2) the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, and (3) the early adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 24, 2016

Item 9B.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited and Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., which may be considered our affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2015.

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

10.4*

Amended and Restated Employment Agreement, dated September 30, 2003, between La Quinta Corporation and Wayne B. Goldberg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.5*

First Amendment to Amended and Restated Employment Agreement, dated November 9, 2005, between La Quinta Corporation and Wayne B. Goldberg (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.6*

Second Amendment to Amended and Restated Employment Agreement, dated January 25, 2006, between LQ Management L.L.C. and Wayne B. Goldberg (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.7*

Separation and Release Agreement, dated effective as of September 15, 2015, between La Quinta Holdings Inc. and Wayne Goldberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2015 (File no. 001-36412))

10.8*

Letter and Severance Agreement, dated January 7, 2013, between LQ Management L.L.C. and Keith Cline (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.9

Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.10

Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

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

10.17*	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.18*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP as to La Quinta Holdings Inc.

31.1	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2

Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Irving, Texas, on the 24th day of February 2016.

LA QUINTA HOLDINGS INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of February 2016.

Signature	Title

/s/ Keith A. Cline	President, Chief Executive Officer and Director
Keith A. Cline	(principal executive officer)

/s/ James H. Forson	Executive Vice President and Chief Financial Officer
James H. Forson	(principal financial and accounting officer)

/s/ Glenn Alba	Director
Glenn Alba

/s/ Alan J. Bowers	Director
Alan J. Bowers

/s/ Henry G. Cisneros	Director
Henry G. Cisneros

/s/ Giovanni Cutaia	Director
Giovanni Cutaia

/s/ Brian Kim	Director
Brian Kim

/s/ Michael Nash	Director
Michael Nash

/s/ Mitesh B. Shah	Director
Mitesh B. Shah

/s/ Gary M. Sumers	Director
Gary M. Sumers