Form 10-Q
period 2016-03-31
La Quinta Holdings Inc.
filed 2016-04-28
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had outstanding 119,958,798 shares of Common Stock, par value $0.01 per share as of April 22, 2016.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2016

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop, sell or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;
•	the results of the audit by the Internal Revenue Service;

•	our substantial indebtedness; and
•	Blackstone’s significant influence over us.

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

All references to “we”, “us”, “our”, “Company” or “La Quinta” in this Quarterly Report on Form 10-Q mean La Quinta Holdings Inc. and its subsidiaries, unless the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$83,338	$86,709
Accounts receivable, net of allowance for doubtful accounts of $4,598 and $4,773	39,339	37,625
Assets held for sale	43,477	35,523
Other current assets	20,756	12,066
Total Current Assets	186,910	171,923
Property and equipment, net of accumulated depreciation	2,521,095	2,623,472
Intangible assets, net of accumulated amortization	177,809	178,095
Other non-current assets	12,284	12,354
Total Non-Current Assets	2,711,188	2,813,921
Total Assets	$2,898,098	$2,985,844
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	30,200	27,572
Accrued expenses and other liabilities	72,282	63,120
Accrued payroll and employee benefits	31,663	30,918
Accrued real estate taxes	13,452	21,705
Total Current Liabilities	165,111	160,829
Long-term debt	1,691,533	1,694,585
Other long-term liabilities	38,150	30,330
Deferred tax liabilities	322,844	353,588
Total Liabilities	2,217,638	2,239,332
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at March 31, 2016 and December 31, 2015, 131,578,163 shares issued and 122,879,468 shares outstanding as of March 31, 2016 and 130,974,073 shares issued and 124,302,318 shares outstanding as of December 31, 2015	1,316	1,310
Additional paid-in-capital	1,154,622	1,152,155
Accumulated deficit	(333,493)	(294,718)
Treasury stock at cost, 8,698,695 shares at March 31, 2016 and 6,671,755 shares at December 31, 2015	(132,461)	(107,699)
Accumulated other comprehensive loss	(12,360)	(7,436)
Noncontrolling interests	2,836	2,900
Total Equity	680,460	746,512
Total Liabilities and Equity	$2,898,098	$2,985,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except per share data)
REVENUES:
Room revenues	$209,473	$217,715
Franchise and other fee-based revenues	22,192	20,757
Other hotel revenues	4,831	4,576
	236,496	243,048
Brand marketing fund revenues from franchise properties	5,275	5,058
Total Revenues	241,771	248,106
OPERATING EXPENSES:
Direct lodging expenses	98,912	97,505
Depreciation and amortization	38,297	41,763
General and administrative expenses	25,998	35,151
Other lodging and operating expenses	15,682	17,007
Marketing, promotional and other advertising expenses	19,784	18,709
Impairment loss	83,343	—
	282,016	210,135
Brand marketing fund expenses from franchise properties	5,275	5,058
Total Operating Expenses	287,291	215,193
Operating (Loss) Income	(45,520)	32,913
OTHER INCOME (EXPENSES):
Interest expense, net	(20,306)	(22,771)
Other income	983	512
Total Other (Expenses) Income, net	(19,323)	(22,259)
(Loss) Income Before Income Taxes	(64,843)	10,654
Income tax benefit (expense)	26,119	(4,340)
NET (LOSS) INCOME	(38,724)	6,314
Less: net income attributable to noncontrolling interest	(51)	(172)
Net (Loss) Income attributable to La Quinta Holdings’ stockholders	$(38,775)	$6,142
(Loss) earnings per share:
Basic and diluted	$(0.31)	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the three months ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
	(in thousands)
NET (LOSS) INCOME	$(38,724)	$6,314
Cash flow hedge adjustment, net of tax	(4,924)	(4,419)
COMPREHENSIVE NET (LOSS) INCOME	(43,648)	1,895
Comprehensive net income attributable to noncontrolling interests	(51)	(172)
Comprehensive net (loss) income attributable to La Quinta Holdings’ Stockholders	$(43,699)	$1,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the three months ended March 31, 2016 and 2015

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2015	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	6,142	—	172	6,314
Distributions	—	—	—	—	—	—	(157)	(157)
Equity based compensation	164,088	2	—	8,967	—	—	—	8,969
Cash flow hedge adjustment	—	—	—	—	—	(4,419)	—	(4,419)
Balance as of March 31, 2015	130,859,362	$1,309	$(1,532)	$1,138,782	$(314,941)	$(7,546)	$3,090	$819,162

Balance as of January 1, 2016	124,302,318	1,310	(107,699)	1,152,155	(294,718)	(7,436)	2,900	746,512
Net (loss) income	—	—	—	—	(38,775)	—	51	(38,724)
Distributions	—	—	—	—	—	—	(115)	(115)
Equity based compensation	608,893	6	—	2,480	—	—	—	2,486
Tax deficit related to equity comp (APIC pool)	—	—	—	(13)	—	—	—	(13)
Repurchase of common stock	(2,031,743)	—	(24,762)	—	—	—	—	(24,762)
Cash flow hedge adjustment	—	—	—	—	—	(4,924)	—	(4,924)
Balance as of March 31, 2016	122,879,468	$1,316	$(132,461)	$1,154,622	$(333,493)	$(12,360)	$2,836	$680,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	March 31, 2016	March 31, 2015
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(38,724)	$6,314
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,269	41,696
Amortization of other non-current assets	112	205
Amortization of intangible assets	193	238
(Gain) loss related to casualty disasters	(669)	805
Amortization of leasehold interests	(165)	(171)
Amortization of deferred costs	1,413	1,376
Impairment loss	83,343	—
Loss on sale or retirement of assets	—	161
Equity based compensation	2,486	8,969
Excess tax deficit from equity based compensation	13	—
Deferred taxes	(28,106)	1,912
Provision for doubtful accounts	199	623
Changes in assets and liabilities:
Accounts receivable	(3,232)	(4,331)
Other current assets	(8,690)	(1,344)
Other non-current assets	(70)	(259)
Accounts payable	1,012	5,325
Accrued payroll and employee benefits	745	(4,076)
Accrued real estate taxes	(8,253)	(6,881)
Accrued expenses and other liabilities	2,394	3,317
Other long-term liabilities	503	410
Net cash provided by operating activities	42,773	54,289
Cash flows from investing activities:
Capital expenditures	(25,002)	(15,734)
Insurance proceeds on casualty disasters	1,435	2,992
Proceeds from sale of assets	—	82
Payment of franchise incentives	(38)	—
Decrease in other non-current assets	(20)	—
Net cash used in investing activities	(23,625)	(12,660)

	March 31, 2016	March 31, 2015
	(in thousands)
Cash flows from financing activities:
Repayment of long-term debt	(4,379)	(69,476)
Purchase of treasury stock	(18,012)	—
Excess tax deficit from equity based compensation	(13)	—
Distributions to noncontrolling interests	(115)	(157)
Net cash used in financing activities	(22,519)	(69,633)
Decrease in cash and cash equivalents	(3,371)	(28,004)
Cash and cash equivalents at the beginning of the period	86,709	109,857
Cash and cash equivalents at the end of the period	$83,338	$81,853
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$18,490	$22,508
Income taxes paid during the period, net of refunds	$245	$2,103
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$5,033	$7,314
Cash flow hedge adjustment, net of tax	$(4,924)	$(4,419)
Receivable for capital assets damaged by casualty disasters	$98	$179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three months ended March 31, 2016

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of common stock. Holdings was incorporated in the state of Delaware on December 9, 2013. Holdings may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico and Honduras. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of March 31, 2016 and 2015, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	March 31, 2016		March 31, 2015
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	340	43,400	352	44,800
Joint Venture	1	200	1	200
Franchised	545	44,100	517	41,700
Totals	886	87,700	870	86,700

(1) At March 31, 2016, Owned Hotels includes 14 hotels designated as assets held for sale, which are subject to definitive purchase agreements.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013, which are included in our Annual Report on Form 10-K, filed by Holdings with the Securities and Exchange Commission on February 25, 2016. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Included in franchise and other fee-based revenues are franchise fee revenues, which primarily consist of revenues from franchisees for application and initial fees, transfer fees, royalty, reservations, and training, as well as fees related to our guest loyalty program (“Returns”). We recognize franchise fee revenue on a gross basis because we (1) are the primary obligor in these arrangements, (2) have latitude in establishing rates, (3) perform the services delivered, (4) have some discretion over supplier selection, and (5) determine the specification of services delivered. The different types of franchise fee revenues are described as follows:

•

Upon execution of a franchise agreement, a franchisee is required to pay us an initial fee. We recognize the initial fee as revenue when substantial performance of our obligations to the franchisee with respect to the initial fee has been achieved. In most cases, the vast majority of the initial fee is recognized as revenue when each franchise agreement is signed as, after that date, our remaining obligations to the franchisee are limited to (1) pre-opening inspections, for which we defer $2,500, and (2) if mandated by us or agreed to with the franchisee, preopening training and marketing support related to entry into the La Quinta brand, for which we defer $5,000. These amounts represent an estimate of the value provided to the franchisee related to the services provided, and are based on our experience with time, materials, and third-party costs necessary to provide these services. We recognize the remaining deferred initial fee as revenue when the franchised property opens or if the agreement is terminated as the remaining service obligations have been fulfilled.

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

Brand marketing fund revenues from franchise properties represent fees collected from third party franchise hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised hotels are presented as brand marketing fund expenses from franchised hotels in our condensed consolidated statements of operations, resulting in no net impact to operating income (loss) or net income (loss).

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

When we identify a long-lived asset as held for sale, depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated sales price less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustments based on offers we are willing to take under serious consideration and continued review of facts and circumstances. Losses on sales are recorded to the extent that the amounts ultimately received for the sale of assets are less than the adjusted book values of the assets. Gains on sales are recognized at the time the assets are sold, provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the Company relating to the assets sold are expected to be insignificant.

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

Income Taxes —We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before non-controlling interests and income taxes related to our taxable subsidiaries.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the interim and annual periods beginning after December 15, 2018. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for the interim and annual periods beginning after December 15, 2016. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. We adopted this standard on January 1, 2016.  This adoption did not have an effect on the Company’s results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU No. 2015-05: “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement”. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company for interim and annual periods beginning after December 15, 2015. We adopted this update as of January 1, 2016 on a retrospective basis.  For the three months ended, March 31, 2015, we reclassified $1.9 million of expense from depreciation and amortization to general and administrative expenses in the consolidated statement of operations. A corresponding reclassification was made in our consolidated statement of cash flows between depreciation and amortization and change in other current assets. Additionally, cash payments in the amount of $5.4 million for software service agreements associated with cloud computing arrangements, which were classified as capital expenditures for the three months ended March 31, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the fourth quarter of 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. Three hotels were sold subsequent to quarter end for $9.1 million, net of selling costs. The remaining 10 are contractually required to close before the end of the second quarter of 2016.

During the first quarter of 2016, one additional hotel was classified as assets held for sale. The sale of this hotel is expected to close in the second quarter of 2016.

As of March 31, 2016 and December 31, 2015, the carrying amounts of the major classes of assets for assets held for sale were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Current assets	$87	$221
Property and equipment, net	43,074	34,982
Other non-current assets	316	320
Total assets held for sale	$43,477	$35,523

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Land	$759,424	$796,790
Buildings and improvements	2,598,577	2,703,293
Furniture, fixtures, equipment and other	410,389	408,190
Total property and equipment	3,768,390	3,908,273
Less accumulated depreciation	(1,262,911)	(1,288,281)
Property and equipment, net	2,505,479	2,619,992
Construction in progress	15,616	3,480
Total property and equipment, net of accumulated depreciation	$2,521,095	$2,623,472

Depreciation and amortization expense related to property and equipment was $38.3 million and $41.8 million for the three months ended March 31, 2016 and 2015, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Current portion of term facility	$17,514	$17,514
Long-term portion of term facility	1,691,533	1,694,585
Total long-term debt	$1,709,047	$1,712,099

(1)

As of March 31, 2016 and December 31, 2015, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.44% and 0.36%, respectively. As of March 31, 2016, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

During the three months ended March 31, 2016, we made a quarterly scheduled principal payment of $4.4 million. During the three months ended March 31, 2015, we made a voluntary principal prepayment of $65.0 million and a quarterly scheduled principal payment of $4.6 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. Included in the Term Facility as of March 31, 2016 and December 31, 2015 is an unamortized original issue discount of $7.8 million and $8.2 million, respectively. Included in the Term Facility as of March 31, 2016 and December 31, 2015 is the deduction of debt issuance cost of $21.4 million and $22.4 million, respectively. As of March 31, 2016 and December 31, 2015, we had $16.1 million and $16.5 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

We incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of March 31, 2016 and December 31, 2015, the net balance of these debt issuance costs included in our condensed consolidated balance sheet as a deduction to long-term debt was $21.4 million and $22.4 million, respectively.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of March 31, 2016, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of March 31, 2016 and December 31, 2015, we have $12.6 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
Description	2016		2015
		(in thousands)
Term Facility	$19,031		$21,491
Amortization of deferred financing costs	970		943
Amortization of original issue discount	356		346
Other interest	7		2
Interest income	(58)		(11)
Total interest expense, net	$20,306		$22,771

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$(19,016)	Other long- term liabilities	$(11,440)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income, net of the effect for income taxes, were as follows:

	Classification of Gain	For the three months ended March 31,
	(Loss) Recognized	2016		2015
			(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$(4,924)		$(4,419)
(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2016.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$83,338	$83,338	$86,709	$86,709
Interest rate swaps (2)	(19,016)	(19,016)	(11,440)	(11,440)
Long-term debt (3)(4)	1,709,047	1,689,092	1,712,099	1,675,760

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $21.4 million and $22.4 million as of March 31, 2016 and December 31, 2015, respectively.

We believe the carrying amounts of our cash and cash equivalents and restricted cash approximated fair value as of March 31, 2016 and December 31, 2015, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.2% and 4.4%, as of March 31, 2016 and December 31, 2015, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In the first quarter of 2016, we identified approximately 50 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $80.3 million to adjust the carrying value of these assets to the lesser of their estimated fair value or carrying value. These assets do not meet the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these approximately 50 hotels are based on multiples of room revenues ranging from 3.70 to 1.50 for the identified assets.

During the first quarter of 2016, we entered into an agreement to sell one of our Owned Hotels for approximately $8.0 million, net of estimated selling costs. We recorded an impairment charge of $3.0 million to adjust the carrying value of this Owned Hotel to its estimated fair value. During the first quarter of 2016, this Owned Hotel met the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less selling costs.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2016:

March 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned Hotels identified for possible sale	$—	$—	$251,163	$251,163	$80,383
Assets Held for Sale(1)	—	—	43,477	43,477	2,960
	$—	$—	$294,640	$294,640	$83,343

(1)  Assets Held for Sale include 13 hotels and a restaurant parcel that were designated as held for sale in the third quarter of 2015,

in addition to the 1 Owned Hotel that the Company entered into an agreement to sell during the first quarter of 2016. The impairment charge for Assets Held for Sale is related to the Owned Hotel identified as held for sale during the first quarter of 2016.

NOTE 8. RELATED PARTY TRANSACTIONS

Prior to the IPO Effective Date, Holdings and predecessor entities were owned and controlled by Blackstone Real Estate Partners IV L.P. and affiliates (“BREP IV”) and Blackstone Real Estate Partners V L.P. and affiliates (“BREP V”). BREP IV and BREP V are affiliates of The Blackstone Group L.P. (collectivity, the “Funds” or “Blackstone”). In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the predecessor entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement.

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common shares, respectively. As of March 31, 2016, Blackstone beneficially owned 28.6% of Holdings’ common shares outstanding.

As of March 31, 2016 and December 31, 2015, approximately $51.7 million and $41.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $1.5 million and $0.9 million during the three months ended March 31, 2016 and 2015, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Litigation — On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from February 25, 2015 through September 17, 2015 (the “Class Period”).  The complaint names as defendants the Company, certain current and former Company officers, and certain current and former members of the Board of Directors, among others.  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief.  The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

In addition, we are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our discussions with the Appeals Officer are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. That examination is in process; as of March 31, 2016, we have not been advised of any proposed adjustments.

Purchase Commitments — As of March 31, 2016, we had approximately $26.6 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2016, we had $9.1 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax benefit of approximately $26.1 million for the three months ended March 31, 2016. The Company recorded a provision for federal, state and foreign income tax expense of approximately

$4.3 million for the three months ended March 31, 2015. The provision for the three month periods ended March 31, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2015, the impact of certain equity compensation charges that are not deductible for income tax purposes.

NOTE 11. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million during both the three month periods ended March 31, 2016 and 2015.

NOTE 12. EQUITY-BASED COMPENSATION

Promote Plan

Prior to the IPO Effective Date, certain members of our management and others (the “Promote Participants”) were eligible to receive long-term incentives evidenced by units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which indirectly held interests in the Company, which Units were intended to be treated as “profits interests” for U.S. tax purposes (the “Promote Plan”). Units were typically granted by our Chief Executive Officer, in consultation with Blackstone, to key employees upon hire. Unit levels could also be adjusted to recognize changing job responsibilities. All of the Units were subject to exit-based vesting on the date when there was a sale, transfer or disposition of all or substantially all of the assets of our predecessor entities to an unaffiliated entity which resulted in distributions being payable to the holders of the Units (a “Liquidity Event”), subject to a Promote Participant’s continued employment on such date. The value in respect of Units would have been determined based upon the amounts received by Blackstone pursuant to a Liquidity Event, net of certain debt repayments and return of equity to Blackstone. As payments in respect of the Units were contingent on occurrence of a Liquidity Event, which was not assessed to be probable prior to the date of our IPO, no expense was accrued or recognized for the Units prior to April 14, 2014.

On the IPO Effective Date, Units that were outstanding under the Promote Plan at the time of the offering were exchanged for 3.1 million vested and unvested shares of common stock of Holdings of equivalent economic value, using a grant date fair value equal to the initial public offering price of Holdings shares of $17.00 per share and issued as follows: (1) 40% of the shares received were vested shares of common stock; (2) 40% of the shares received were unvested shares of restricted stock that vested on the first anniversary of the IPO Effective Date, contingent upon continued employment through that date; and (3) 20% of the shares received were unvested shares of restricted stock that vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment at that date. Blackstone and its affiliates ceased to own 50% of Holdings’ common stock, effective November 25, 2014. During the three months ended March 31, 2015, total compensation expense under the Promote Plan was $0.5 million. The Promote Plan became fully vested on April 14, 2015.

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

2014 Grant II — On June 11, 2014, we issued 1.01 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. 2014 Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 0.7 years as of March 31, 2016. The fair value of 2014 Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

Director Unit Grants — In 2014 and 2015, we granted a total of 44,197 restricted stock units (“RSUs”) to certain of our independent directors under our 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The

Director Unit Grants vest in three equal installments on the first, second and third anniversaries of the grant dates with a remaining weighted average life of 1.1 years as of March 31, 2016. The grant date weighted average price was $21.32 per share. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares at target value of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ends December 31, 2016, with a remaining life of 0.8 years as of March 31, 2016. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. The 2014 Performance Unit Grant PSUs will be settled with shares of our common stock.

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

2015 Grant I — In 2015, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.81 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.2 years as of March 31, 2016. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 1.8 years as of March 31, 2016. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

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

2016 Grant I — In 2016, we issued a total of 0.4 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.81 per share to certain of our employees. 2016 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.8 years as of March 31, 2016. The fair value of 2016 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2016 Grant II — In 2016, we issued a total of 0.2 million shares of Holdings common stock under our 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.52 per share to certain of our employees. 2016 Grant II is a time-based vesting award with single tranches that vest at the end of a 3 year performance period.  The remaining weighted average life is 2.9 years as of March 31, 2016. The fair value of 2016 Grant II will be recognized on a straight-line basis over the requisite service period of the award.

During the three months ended March 31, 2016 and 2015, total compensation expense for awards under the 2014 Omnibus Incentive Plan was $2.5 million and $3.9 million, respectively, excluding related taxes. Unrecognized compensation expense as of March 31, 2016 was $19.3 million. As of March 31, 2016, 57,729 shares have been forfeited from awards made under the 2014 Omnibus Incentive Plan.

As of March 31, 2016, there were approximately 11.2 million shares of common stock available for future issuance under the 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

NOTE 13. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity based awards issued under long-term incentive plans.

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the three months ended March 31,
	2016	2015
	(in thousands, except per share data)
Numerator:
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(38,775)	$6,142
Denominator:
Weighted average number of shares outstanding, basic	123,615	128,390
Weighted average number of shares outstanding, diluted	123,615	129,951

Basic and diluted (loss) earnings per share	$(0.31)	$0.05

For the three month periods ended March 31, 2016 and 2015, approximately 1.5 million shares and 0.1 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). These repurchases may be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Under the Repurchase Program, through March 31, 2016, the Company repurchased 2.0 million shares of common stock. These shares were repurchased at a weighted-average price of $12.22 per share, for an aggregate purchase price of $24.7 million. Of the $24.7 million aggregate purchase price through March 31, 2016, $18.0 million was settled in cash during the period, with the remainder settled in ordinary course subsequent to March 31, 2016. The shares repurchased through March 31, 2016 represented approximately 1.6% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock. As of March 31, 2016, $75.3 million remained under this share repurchase authorization.

NOTE 14. SEGMENTS

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
•

Franchise and management—This segment derives its earnings primarily from revenues earned under various franchise and management agreements relating to our owned and franchise hotels, which provide for us to earn compensation for the licensing of our brand to franchisees, as well as for services rendered, such as hotel management and providing access to certain shared services and marketing programs such as reservations, Returns, and property management systems.

Corporate and other includes revenues generated and operating expenses incurred in connection with the overall support and brand management of our owned, managed, and franchised hotels and operations.

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net (loss) income (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Revenues
Owned hotels	$215,555	$223,450
Franchise and management (1)	26,220	25,753
Segment revenues	241,775	249,203
Other fee-based revenues from franchise properties	5,275	5,058
Corporate and other (2)	29,123	29,409
Intersegment elimination (3)	(34,402)	(35,564)
Total revenues	$241,771	$248,106
Adjusted EBITDA
Owned hotels	68,253	76,188
Franchise and management	26,220	25,753
Segment Adjusted EBITDA	94,473	101,941
Corporate and other	(10,176)	(11,937)
Adjusted EBITDA	$84,297	$90,004

(1)

This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. We charge a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $17.6 million and $18.3 million for the three month periods ended March 31, 2016 and

2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $34.4 million and $35.6 million for the three month periods ended March 31, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three month periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
	(in thousands)
Adjusted EBITDA	$84,297	$90,004
Impairment loss	(83,343)	—
Loss on retirement of assets	—	(161)
Gain (loss) related to casualty disasters	669	(805)
Equity based compensation	(2,490)	(8,969)
Amortization of software service agreements (1)	(2,147)	(1,892)
Other gains (losses), net (2)	(2,940)	(2,772)
EBITDA	(5,954)	75,405
Interest expense	(20,364)	(22,782)
Income tax benefit (expense)	26,119	(4,340)
Depreciation and amortization	(38,525)	(41,969)
Noncontrolling interests	(51)	(172)
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(38,775)	$6,142

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $1.9 million, which was classified as depreciation and amortization for the three months ended March 31, 2015, has been reclassified general and administrative in our consolidated statement of operations.  See Note 2 for additional information.

(2)

Other gains (losses), net primarily consist of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), secondary offering costs, IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Total Assets
Owned hotels	$2,594,195	$2,682,394
Franchise and management	191,820	192,284
Total segments assets	2,786,015	2,874,678
Corporate and other	112,083	111,166
Total	$2,898,098	$2,985,844

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three month periods ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015 (1)
Capital Expenditures
Owned hotels	$22,519	$12,977
Franchise and management	—	—
Total segment capital expenditures	22,519	12,977
Corporate and other	2,483	2,757
Total	$25,002	$15,734

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, cash payments of software service agreements in the amount of $5.4 million, which were classified as capital expenditures in corporate and other for the three months ended March 31, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.  See Note 2 for additional information.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels in the U.S. and Canada are La Quinta Inn & Suites. We are building on this strong brand identity by adding the “LQ Hotel” mark as a hotel identifier in Mexico and in Central and South America. Our system-wide portfolio, as of March 31, 2016, consisted of 886 hotels representing approximately 87,700 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico and Honduras, of which 341 hotels were owned and operated and 545 were franchised. We also have a pipeline of 232 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala and Chile. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three months ended March 31, 2016, we derived over 99% of our revenue from within the United States.

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
•

Franchise and management—This segment derives its earnings primarily from fees earned under various license and franchise hotel agreements relating to our owned and franchised hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. We do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Franchise agreements with our owned hotels provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements with our owned hotels also include a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

We have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise hotels. See also “—Key components and factors affecting our results of operations—Expenses” and “Risk Factors—Risks related to our business and industry” in our 2015 Form 10-K.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned and franchised La Quinta branded hotels as of March 31, 2016 and 2015.

	As of March 31,
	2016	2015
Number of Hotels in Operation
Owned Hotels (1)	341	353
Franchised Hotels	545	517
Total Owned and Franchised Hotels	886	870

(1)  Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. At March 31, 2016, Owned Hotels includes 14 hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

The following table summarizes our owned, franchised and managed hotels as of March 31, 2016 and 2015:

	As of March 31,
	2016	2015
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)(1)	183	184
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)(1)	51	56
La Quinta Inns (exterior corridor)(1)	104	110
Total Owned	341	353
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	462	425
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	73	79
La Quinta Inns (exterior corridor)	4	10
LQ Hotel by La Quinta (interior corridor)	2	—
LQ Hotel (interior corridor)	1	—
Total Franchised	545	517
Total Hotels	886	870

 (1)  Of the 14 Owned hotels designated as assets held for sale, three are La Quinta Inn & Suites (interior corridor), three are La Quinta Inns (interior corridor) and eight are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three month periods ended March 31, 2016 and 2015. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•

Room revenues. Represents revenues derived from hotel operations at owned hotels which are almost exclusively driven by room rentals. These revenues are primarily derived from three categories of guests: leisure, corporate and group.

•

Franchise fees. Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations. If a franchise property changes owners, we generally charge a transfer fee.

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

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk Factors—Risks related to our business and industry” in our 2015 Form 10-K.

The downturn in the oil and gas industry has significantly affected demand in markets defined by Smith Travel Research (“STR”), a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and a further decline could further affect our business in those markets

In addition to general economic conditions, our guest satisfaction scores, the location of our hotels, the expenditures that we and our franchisees incur to improve our hotels, our loyalty program and the quality of our service impact our ADR, occupancy rates, RevPAR and RevPAR Index performance (each of which is described below under “—Key indicators of financial condition and operating performance”). Changes in ADR, occupancy, RevPAR and RevPAR Index performance significantly impact our revenues.

We continually evaluate our owned hotel portfolio and, from time to time, we may sell certain hotels or groups of hotels that we determine are not consistent with our overall brand experience, which will reduce our revenue from owned hotels. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase agreement for 24 of our owned hotels, 11 of which were sold in the fourth quarter of 2015, three of which were sold subsequent to the quarter ended March 31, 2016 and the remaining 10 of which are currently contractually required to close before the end of the second quarter of 2016. In addition, at the end of the quarter ended March 31, 2016, we identified approximately 50 additional owned hotels as candidates for sale in the near-term.

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

•

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business, and other leasehold interests, all of which are amortized over their estimated useful lives.

•

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•

Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our 2015 Form 10-K. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions, estimated holding periods or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•

Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income.

•

Marketing, promotional and other advertising expenses. These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks related to our business and industry” in our 2015 Form 10-K.

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

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 886 in our system as of March 31, 2016, 833 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three months ended March 31, 2016	Variance three months 2016 vs. three months 2015
Occupancy	62.5%	-165 bps
ADR	$85.85	0.0%
RevPAR	$53.62	-2.5%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three months ended March 31, 2016	Variance three months 2016 vs. three months 2015
RevPAR Index (1)	95.3%	(197) bps

(1)	Information based on the STR competitive set of hotels existing as of March 31, 2016.

We experienced a decline in RevPAR Index during the three months ended March 31, 2016. We have identified several key initiatives which are designed to address this decline, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives will likely require incremental expenditures.

From March 31, 2015 to March 31, 2016, our total number of owned and franchised La Quinta hotels has grown from 870, or 86,700 rooms, to 886, or 87,700 rooms, with franchised hotels increasing from 517 to 545. At March 31, 2015, our franchise pipeline numbered 211 hotels, or 17,700 rooms, and has grown to 232 hotels, or 20,500 rooms, at March 31, 2016, while we have opened a net total of 28 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 36% of the conversions and new construction projects have commenced as of March 31, 2016.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

For the three months ended March 31, 2016, we experienced on a system-wide comparable hotels basis an unchanged ADR and declines in occupancy and RevPAR, compared to the three months ended March 31, 2015.   The declines in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.  Excluding these STR oil tracts, our first quarter system-wide comparable RevPAR would have been down 50 basis points, as compared to prior year, which is a 200 basis point lift from our system-wide comparable results for the first quarter. In addition, the three months ended March 31, 2016 comparable hotel operating statistics are comparing against very strong operating statistics on a comparable hotel basis for the three months ended March 31, 2015.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2016 and 2015, including the amount and percentage change in these results between the periods:

	For the three months ended March 31,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$209,473	$217,715	$(8,242)	(3.8)
Franchise and other fee-based revenues	22,192	20,757	1,435	6.9
Other hotel revenues	4,831	4,576	255	5.6
	236,496	243,048	(6,552)	(2.7)
Brand marketing fund revenues from franchised properties	5,275	5,058	217	4.3
Total Revenues	241,771	248,106	(6,335)	(2.6)
Operating Expenses
Direct lodging expenses	98,912	97,505	1,407	1.4
Depreciation and amortization (1)	38,297	41,763	(3,466)	(8.3)
General and administrative expenses (1)	25,998	35,151	(9,153)	(26.0)
Other lodging and operating expenses	15,682	17,007	(1,325)	(7.8)
Marketing, promotional and other advertising expenses	19,784	18,709	1,075	5.7
Impairment loss	83,343	—	83,343	NM	(2)
	282,016	210,135	71,881	34.2
Brand marketing fund expenses from franchised properties	5,275	5,058	217	4.3
Total Operating Expenses	287,291	215,193	72,098	33.5
Operating (Loss) Income	(45,520)	32,913	(78,433)	NM	(2)
Other (Expenses) Income
Interest expense, net	(20,306)	(22,771)	2,465	(10.8)
Other income	983	512	471	NM	(2)
Total Other (Expenses) Income, net	(19,323)	(22,259)	2,936	(13.2)
(Loss) Income Before Income Taxes	(64,843)	10,654	(75,497)	NM	(2)
Income tax benefit (expense)	26,119	(4,340)	30,459	NM	(2)
Net (Loss) Income	(38,724)	6,314	(45,038)	NM	(2)
Less: net income attributable to noncontrolling interests	(51)	(172)	121	(70.3)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(38,775)	$6,142	$(44,917)	NM	(2)

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $1.9 million, which was classified as depreciation and amortization for the three months ended March 31, 2015, has been reclassified general and administrative in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended March 31, 2016	Variance 2016 vs. 2015
Owned Hotels
Occupancy	62.9%	-237 bps
ADR	$84.06	0.2%
RevPAR	$52.84	-3.4%
Franchised Hotels
Occupancy	62.0%	-86 bps
ADR	$87.86	-0.2%
RevPAR	$54.48	-1.6%
System-wide
Occupancy	62.5%	-165 bps
ADR	$85.85	0.0%
RevPAR	$53.62	-2.5%

Revenues

Owned hotels

As of March 31, 2016, we had 341 owned hotels, comprising approximately 43,600 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2016 and 2015 totaled $209.5 million and $217.7 million, respectively. The decrease of $8.2 million, or 3.8 percent, was primarily driven by a decrease in RevPAR at our comparable owned hotels of 3.4 percent, which was due to a decrease in occupancy of 237 basis points, and fewer owned hotels during the period, partially offset by an increase in ADR of 0.2 percent. The declines in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.  In addition, the three months ended March 31, 2016 comparable hotel operating statistics are comparing against very strong operating statistics on a comparable hotel basis for the three months ended March 31, 2015.

Other hotel revenues at our owned hotels for the three months ended March 31, 2016 and 2015 totaled $4.8 million and $4.6 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of March 31, 2016, we had 545 franchised hotels, comprising approximately 44,100 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the three months ended March 31, 2016 and 2015 totaled $22.2 million and $20.8 million, respectively. The increase of $1.4 million, or 6.9 percent, was primarily driven by a net increase of 28 new hotels to our franchise system from March 31, 2015 to March 31, 2016, partially offset by a decrease in RevPAR at our comparable franchised hotels of 1.6 percent, which was due to decreases in ADR and occupancy of 0.2 percent and 86 basis points, respectively. The decline in occupancy and ADR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.  In addition, the three months ended March 31, 2016 comparable hotel operating statistics are comparing against very strong operating statistics on a comparable hotel basis for the three months ended March 31, 2015.

Operating expenses

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$98.9	$97.5	1.4
Other lodging and operating expenses	15.7	17.0	(7.8)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $114.6 million and $114.5 million, for the three months ended March 31, 2016 and 2015, respectively, resulting in an increase of $0.1 million, or 0.1 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. These expense increases were partially offset by a decrease in utility costs, including electricity and natural gas, and by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, other lodging and operating expenses decreased, primarily due to gains realized in 2016 related to casualty disasters and from twelve fewer hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2015.

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$38.3	$41.8	(8.3)

Depreciation and amortization expense for our owned hotels totaled $38.3 million and $41.8 million, respectively, for the three months ended March 31, 2016 and 2015. The decrease of $3.5 million, or 8.3 percent, was primarily the result of the suspension of depreciation for 24 Owned Hotels that are subject to a definitive purchase agreement, and which were designated as assets held for sale in September 2015.  Of the 24 hotels, 11 were sold in the fourth quarter of 2015, three were sold subsequent to the first quarter ended March 31, 2016 and the remaining 10 are currently contractually required to close before the end of the second quarter of 2016. This decrease was partially offset by $104.7 million in capital expenditures between March 31, 2015 and March 31, 2016, which drove additional depreciation on certain owned assets in 2016.

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$26.0	$35.2	(26.0)

General and administrative expenses totaled $26.0 million and $35.2 million, respectively, for the three months ended March 31, 2016 and 2015. For the three months ended March 31, 2015 general and administrative expenses included equity based compensation expense of $5.0 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our initial public offering (the “IPO”). Excluding the IPO related equity based compensation expense, general and administrative expenses decreased primarily as the result of a decrease in professional services fees.  In the first quarter of 2015, we incurred professional services fees related to a secondary offering of our Holdings common shares.  Additionally, the decrease was a result of a decrease in corporate salaries and benefits, including healthcare, and employee training costs.

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$19.8	$18.7	5.7

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $19.8 million and $18.7 million, respectively, for the three months ended March 31, 2016 and 2015. The increase of $1.1 million, or 5.7 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast and online outlets in order to enhance brand awareness and bookings. In addition, we spent $5.3 million and $5.1 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended March 31, 2016 and 2015, respectively which increased for similar reasons.

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$83.3	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

As part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as candidates for sale in the near-term. After considering the shortened holding period and probability of selling these hotels, we determined that the estimated cash flows were less than the carrying value of certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment of approximately $80.3 million.  In addition, in the first quarter of 2016, we entered into an agreement to sell one of our Owned Hotels for approximately $8.6 million. As a result, we recorded $3.0 million in impairment related to the excess carrying value over the estimated fair value due to the shortening of the assumed holding period.

Other Income (Expenses)

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$20.3	$22.8	(10.8)

Interest expense, net, totaled $20.3 million and $22.8 million, respectively, for the three months ended March 31, 2016 and 2015. The decrease of $2.5 million, or 10.8 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Three months ended March 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax benefit (expense)	$26.1	$(4.3)	NM	(1)

The provision for the three month periods ended March 31, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2015, the impact of certain equity compensation charges that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2015 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 14: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in thousands)	2016	2015
Revenues
Owned Hotels	$215,555	$223,450
Franchised Hotels(1)	26,220	25,753
Segment revenues	241,775	249,203
Other revenues from franchised properties	5,275	5,058
Corporate and other (2)	29,123	29,409
Intersegment elimination (3)	(34,402)	(35,564)
Total revenues	$241,771	$248,106
Adjusted EBITDA
Owned Hotels	$68,253	$76,188
Franchised Hotels	26,220	25,753
Segment Adjusted EBITDA	94,473	101,941
Corporate and other	(10,176)	(11,937)
Adjusted EBITDA	$84,297	$90,004

(1)

This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. We charge a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $17.6 million and $18.3 million for each of the three month periods ended March 31, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.
(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $34.4 million and $35.6 million for each of the three month periods ended March 31, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily due to a decline in RevPAR of 3.4 percent at our comparable owned hotels and fewer owned hotels during the period. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $7.9 million and an increase in direct lodging expenses of $1.4 million, partially offset by decreases in other lodging and operating expenses of $1.3 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $0.4 million primarily as a result of the net addition of 28 hotels added to our franchise system. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. This increase was partially offset by a decline in RevPAR of 1.6 percent at our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2016, we had total cash and cash equivalents of $83.3 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments. During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). Through March 31, 2016, the Company repurchased approximately 2.0 million shares of common stock under this program. These shares were repurchased at a weighted-average price of $12.22 per share, for an aggregate purchase price of $24.7 million.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of March 31, 2016), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO in April of 2014, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be fully utilized in 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $2 million to $8 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	As of and for the three months ended March 31,		Percent Change
(in millions)	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$42.8	$54.3	(21.2)
Net cash used in investing activities	(23.6)	(12.7)	85.8
Net cash used in financing activities	(22.5)	(69.6)	(67.7)

Our ratio of current assets to current liabilities was 1.13 and 1.07 as of March 31, 2016 and December 31, 2015, respectively.

Operating activities

Net cash provided by operating activities was $42.8 million for the three months ended March 31, 2016, compared to $54.3 million for the three months ended March 31, 2015. The $11.5 million decrease was primarily driven by decreased operating income prior to the reduction for equity based compensation and the impairment loss. This decrease also includes the effects of timing in our various working capital components including other current assets and accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2016 was $23.6 million, compared to $12.7 million during the three months ended March 31, 2015. The $10.9 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures and a decrease in insurance proceeds on casualty disasters.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2016 was $22.5 million, compared to $69.6 million during the three months ended March 31, 2015. The $47.1 million decrease in cash used in financing activities was primarily attributable to prior period voluntary principal payment of long-term debt of $65.0 million, partially offset by share repurchases in the first quarter of 2016 of $18.0 million.

Capital expenditures

During the three months ended March 31, 2016 and 2015, we made capital expenditures of approximately $25.0 million and $15.7 million, respectively.

As of March 31, 2016, we had outstanding commitments under capital expenditure contracts of approximately $26.6 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Debt

In April of 2014, we refinanced all of our existing debt and accrued interest and related fees. As part of the refinancing, we entered into a credit agreement which provides for senior secured credit facilities consisting of:

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks related to our business and industry” and “Risk Factors—Risks relating to our indebtedness” in our 2015 Form 10-K.

Contractual obligations

There have been no significant changes in our contractual obligations since December 31, 2015 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our 2015 Form 10-K is incorporated herein by reference.

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

New Accounting Pronouncements

          See Note 2 of the notes to our condensed consolidated financial statements for a description of new accounting pronouncements.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2015 Form 10-K.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.36 percent per annum at December 31, 2015 to 0.44 percent at March 31, 2016. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2016 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2016	2017	2018	2019	2020	Thereafter	value	value
Term Facility	$13.1	$17.5	$17.5	$17.5	$17.5	1,655.2	$1,738.3	$1,689.1
Weighted average interest rate (1)							4.254%

(1)	Weighted average interest rate as of March 31, 2016, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from February 25, 2015 through September 17, 2015 (the “Class Period”).  The complaint names as defendants the Company, certain current and former Company officers, and certain current and former members of the Board of Directors, among others.  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief.  The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

In addition, we are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

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

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/16-1/31/16	1,089	$11.93	—	$—
2/1/16-2/29/16	—	—	—	—
3/1/16-3/31/16	2,025,851	12.22	2,025,851	75,250,232
Total	2,026,940	$12.22	2,025,851	$75,250,232

(1) Includes 1,089 shares for the period from January 1 through January 31, 2016 repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s 2014 Omnibus Incentive Plan.

(2) On March 14, 2016, the Company announced that our Board of Directors had authorized a program (the “Repurchase Program”) of indefinite duration to repurchase an aggregate of up to $100 million of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide Holdings Inc., which may be considered our affiliate.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1

Offer Letter, dated February 18, 2016, between La Quinta Holdings Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2016 (File no. 001-36412))

10.2

Offer Letter, dated April 13, 2016, between La Quinta Holdings Inc. and John Cantele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.3

Separation and Consulting Agreement, dated April 14, 2016, between La Quinta Holdings Inc. and Angelo Lombardi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.4	Form of Restricted Stock Grant Notice (Time-Based Vesting Award)

10.5	Form of Performance Share Unit Agreement

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: April 27, 2016	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2016	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)