Form 10-Q
period 2016-06-30
La Quinta Holdings Inc.
filed 2016-08-03
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had outstanding 116,796,601 shares of Common Stock, par value $0.01 per share as of July 29, 2016.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2016

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

All references to “we”, “us”, “our”, the “Company” or “La Quinta” in this Quarterly Report on Form 10-Q mean La Quinta Holdings Inc. and its subsidiaries, unless the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$64,051	$86,709
Accounts receivable, net of allowance for doubtful accounts of $4,354 and $4,773	43,803	37,625
Assets held for sale	37,504	35,523
Other current assets	19,059	12,066
Total Current Assets	164,417	171,923
Property and equipment, net of accumulated depreciation	2,486,549	2,623,472
Intangible assets, net of accumulated amortization	177,525	178,095
Other non-current assets	12,180	12,354
Total Non-Current Assets	2,676,254	2,813,921
Total Assets	$2,840,671	$2,985,844
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	30,236	27,572
Accrued expenses and other liabilities	64,600	63,120
Accrued payroll and employee benefits	32,760	30,918
Accrued real estate taxes	19,692	21,705
Total Current Liabilities	164,802	160,829
Long-term debt	1,688,491	1,694,585
Other long-term liabilities	39,495	30,330
Deferred tax liabilities	325,540	353,588
Total Liabilities	2,218,328	2,239,332
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of June 30, 2016 and December 31, 2015	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at June 30, 2016 and December 31, 2015, 131,685,795 shares issued and 116,796,649 shares outstanding as of June 30, 2016 and 130,974,073 shares issued and 124,302,318 shares outstanding as of December 31, 2015	1,317	1,310
Additional paid-in-capital	1,158,615	1,152,155
Accumulated deficit	(318,644)	(294,718)
Treasury stock at cost, 14,889,146 shares at June 30, 2016 and 6,671,755 shares at December 31, 2015	(208,542)	(107,699)
Accumulated other comprehensive loss	(13,215)	(7,436)
Noncontrolling interests	2,812	2,900
Total Equity	622,343	746,512
Total Liabilities and Equity	$2,840,671	$2,985,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per share data)
REVENUES:
Room revenues	$229,868	$236,420	$439,341	454,135
Franchise and other fee-based revenues	27,978	26,297	50,170	47,054
Other hotel revenues	5,018	4,937	9,849	9,513
	262,864	267,654	499,360	510,702
Brand marketing fund revenues from franchise properties	6,691	6,234	11,966	11,292
Total Revenues	269,555	273,888	511,326	521,994
OPERATING EXPENSES:
Direct lodging expenses	103,578	100,002	202,490	197,507
Depreciation and amortization	36,628	42,213	74,925	83,976
General and administrative expenses	30,881	29,716	56,879	64,867
Other lodging and operating expenses	15,294	14,950	30,976	31,957
Marketing, promotional and other advertising expenses	20,503	19,095	40,287	37,804
Impairment loss	16,217	42,498	99,560	42,498
(Gain) loss on sales	(722)	4,003	(722)	4,003
	222,379	252,477	504,395	462,612
Brand marketing fund expenses from franchise properties	6,691	6,234	11,966	11,292
Total Operating Expenses	229,070	258,711	516,361	473,904
Operating Income (Loss)	40,485	15,177	(5,035)	48,090
OTHER INCOME (EXPENSES):
Interest expense, net	(20,286)	(22,191)	(40,592)	(44,962)
Other income	117	67	1,100	579
Total Other (Expenses) Income, net	(20,169)	(22,124)	(39,492)	(44,383)
Income (Loss) Before Income Taxes	20,316	(6,947)	(44,527)	3,707
Income tax (expense) benefit	(5,398)	2,380	20,721	(1,960)
NET INCOME (LOSS)	14,918	(4,567)	(23,806)	1,747
Less: net income attributable to noncontrolling interest	(69)	(96)	(120)	(268)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$14,849	$(4,663)	$(23,926)	$1,479
Earnings (loss) per share:
Basic and diluted	$0.13	$(0.04)	$(0.20)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
NET INCOME (LOSS)	$14,918	$(4,567)	$(23,806)	$1,747
Cash flow hedge adjustment, net of tax	(855)	1,712	(5,779)	(2,707)
COMPREHENSIVE NET INCOME (LOSS)	14,063	(2,855)	(29,585)	(960)
Comprehensive net income attributable to noncontrolling interests	(69)	(96)	(120)	(268)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$13,994	$(2,951)	$(29,705)	$(1,228)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the six months ended June 30, 2016 and 2015

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2015	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	1,479	—	268	1,747
Distributions	—	—	—	—	—	—	(370)	(370)
Equity based compensation	178,688	2	—	12,971	—	—	—	12,973
Cash benefit related to equity comp (APIC Pool)	—	—	—	1,005	—	—	—	1,005
Repurchase of common stock	(152,697)	(2)	(3,669)	—	—	—	—	(3,671)
Cash flow hedge adjustment	—	—	—	—	—	(2,707)	—	(2,707)
Balance as of June 30, 2015	130,721,265	$1,307	$(5,201)	$1,143,791	$(319,604)	$(5,834)	$2,973	$817,432

Balance as of January 1, 2016	124,302,318	1,310	(107,699)	1,152,155	(294,718)	(7,436)	2,900	746,512
Net (loss) income	—	—	—	—	(23,926)	—	120	(23,806)
Distributions	—	—	—	—	—	—	(208)	(208)
Equity based compensation	748,993	7	—	7,095	—	—	—	7,102
Tax deficit related to equity comp (APIC pool)	—	—	—	(635)	—	—	—	(635)
Repurchase of common stock	(8,254,662)	—	(100,843)	—	—	—	—	(100,843)
Cash flow hedge adjustment	—	—	—	—	—	(5,779)	—	(5,779)
Balance as of June 30, 2016	116,796,649	$1,317	$(208,542)	$1,158,615	$(318,644)	$(13,215)	$2,812	$622,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(23,806)	$1,747
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	74,872	83,847
Amortization of other non-current assets	119	376
Amortization of intangible assets	385	475
Loss related to casualty disasters	21	671
Amortization of leasehold interests	(332)	(346)
Amortization of deferred costs	2,821	2,760
Impairment loss	99,560	42,498
(Gain) loss on sale or retirement of assets	(722)	4,164
Equity based compensation	7,102	12,973
Excess tax benefit from equity based compensation	—	(1,005)
Deferred taxes	(25,572)	(3,622)
Provision for doubtful accounts	338	1,045
Changes in assets and liabilities:
Accounts receivable	(7,583)	(6,585)
Other current assets	(6,993)	(6,885)
Other non-current assets	56	(2,430)
Accounts payable	(884)	4,440
Accrued payroll and employee benefits	1,842	(4,613)
Accrued real estate taxes	(2,013)	(876)
Accrued expenses and other liabilities	1,432	(508)
Other long-term liabilities	792	613
Net cash provided by operating activities	121,435	128,739
Cash flows from investing activities:
Capital expenditures	(58,310)	(42,652)
Insurance proceeds on casualty disasters	2,142	4,392
Proceeds from sale of assets	22,042	3,092
Payment of franchise incentives	(159)	(30)
Net cash used in investing activities	(34,285)	(35,198)

	June 30, 2016	June 30, 2015
	(in thousands)
Cash flows from financing activities:
Repayment of long-term debt	(8,757)	(143,865)
Purchase of treasury stock	(100,843)	(3,671)
Excess tax benefit from equity based compensation	—	1,005
Distributions to noncontrolling interests	(208)	(370)
Net cash used in financing activities	(109,808)	(146,901)
Decrease in cash and cash equivalents	(22,658)	(53,360)
Cash and cash equivalents at the beginning of the period	86,709	109,857
Cash and cash equivalents at the end of the period	$64,051	$56,497
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$38,485	$43,875
Income taxes paid during the period, net of refunds	$3,725	$8,425
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$5,397	$9,027
Cash flow hedge adjustment, net of tax	$(5,779)	$(2,707)
Receivable for capital assets damaged by casualty disasters	1,027	$2,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and six months ended June 30, 2016

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

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico and Honduras. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of June 30, 2016 and 2015, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	June 30, 2016		June 30, 2015
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	335	42,700	351	44,600
Joint Venture	1	200	1	200
Franchised	553	45,000	526	42,400
Totals	889	87,900	878	87,200

(1) At June 30, 2016, Owned Hotels includes 13 hotels designated as assets held for sale, which are subject to definitive purchase agreements.

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

Newly Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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

Newly Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. We adopted this standard on January 1, 2016.  This adoption did not have an effect on the Company’s results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU No. 2015-05: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company for interim and annual periods beginning after December 15, 2015. We adopted this update as of January 1, 2016 on a retrospective basis.  For the three and six months ended, June 30, 2015, we reclassified $2.1 million and $4.0 million of expense from depreciation and amortization to general and administrative expenses in the consolidated statement of operations. A corresponding reclassification was made in our consolidated statement of cash flows between depreciation and amortization and change in other current assets. Additionally, cash payments in the amount of $1.2 million and $6.6 million for software service agreements associated with cloud computing arrangements, which were classified as capital expenditures for the three and six months ended June 30, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the fourth quarter of 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. During the second quarter of 2016, three of these hotels were sold for $9.1 million, net of transaction costs. The remaining 10 are currently expected to close before the end of the third quarter of 2016.

During the first quarter of 2016, one additional hotel was classified as an asset held for sale. The sale of this hotel closed in the second quarter of 2016 for $8.4 million, net of transaction costs. Another hotel was identified and sold during the second quarter of 2016 for $4.6 million, net of transaction costs. These two hotel transactions resulted in a gain on sale of $0.7 million.

During the second quarter of 2016, three additional hotels were classified as assets held for sale. The sale of these hotels is expected to close in the third quarter of 2016.

As of June 30, 2016 and December 31, 2015, the carrying amounts of the major classes of assets for assets held for sale were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Current assets	$140	$221
Property and equipment, net	37,048	34,982
Other non-current assets	316	320
Total assets held for sale	$37,504	$35,523

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Land	$742,870	$796,790
Buildings and improvements	2,656,211	2,703,293
Furniture, fixtures, equipment and other	416,291	408,190
Total property and equipment	3,815,372	3,908,273
Less accumulated depreciation	(1,350,434)	(1,288,281)
Property and equipment, net	2,464,938	2,619,992
Construction in progress	21,611	3,480
Total property and equipment, net of accumulated depreciation	$2,486,549	$2,623,472

Depreciation and amortization expense related to property and equipment was $36.6 million and $42.1 million for the three months ended June 30, 2016 and 2015, respectively. Depreciation and amortization expense related to property and equipment was $74.9 million and $83.8 million for the six months ended June 30, 2016 and 2015, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Current portion of term facility	$17,514	$17,514
Long-term portion of term facility	1,688,491	1,694,585
Total long-term debt	$1,706,005	$1,712,099

(1)

As of June 30, 2016 and December 31, 2015, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.45% and 0.36%, respectively. As of June 30, 2016, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

During the six months ended June 30, 2016, we made quarterly scheduled principal payments of $8.8 million. During the six months ended June 30, 2015, we made a voluntary principal prepayment of $135.0 million and quarterly scheduled principal payments of $9.0 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decrease to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to June 30, 2016. Included in the Term Facility as of June 30, 2016 and December 31, 2015 is an unamortized original issue discount of $7.5 million and $8.2 million, respectively. Included in the Term Facility as of June 30, 2016 and December 31, 2015 is the deduction of debt issuance costs of $20.4 million and $22.4 million, respectively. As of June 30, 2016 and December 31, 2015, we had $16.0 million and $16.5 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of June 30, 2016, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of June 30, 2016 and December 31, 2015, we have $12.6 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
Description	2016	2015	2016	2015
	(in thousands)
Term Facility	$18,987	$20,951	$38,018	$42,442
Amortization of deferred financing costs	978	949	1,948	1,891
Amortization of original issue discount	359	349	715	695
Other interest	1	2	8	5
Interest income	(39)	(60)	(97)	(71)
Total interest expense, net	$20,286	$22,191	$40,592	$44,962

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and six months ended June 30, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes a 1.00% LIBOR floor. Management has elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$(20,331)	Other long- term liabilities	$(11,440)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the three months ended June 30,		For the six months ended June 30,
	(Loss) Recognized	2016	2015	2016	2015
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$(855)	$1,712	$(5,779)	$(2,707)

(1)

There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2016 and 2015 June 30, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$64,051	$64,051	$86,709	$86,709
Interest rate swaps (2)	(20,331)	(20,331)	(11,440)	(11,440)
Long-term debt (3)(4)	(1,706,005)	(1,678,982)	(1,712,099)	(1,675,760)

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $20.4 million and $22.4 million as of June 30, 2016 and December 31, 2015, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of June 30, 2016 and December 31, 2015, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. Third-party information received for calculating Level 3 fair value measurements is reviewed to ensure it is in accordance with GAAP. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.3% and 4.4%, as of June 30, 2016 and December 31, 2015, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. In the first quarter of 2016, we identified approximately 50 hotels where it became more likely than not that the holding period will be significantly shorter than the previously estimated useful lives. We recorded an impairment charge of $80.3 million in the first quarter of 2016, to adjust the carrying value of these assets to the lesser of their estimated fair value or carrying value. These assets did not meet the criteria for classification as assets held for sale as of the date of impairment.  In the second quarter of 2016, one of these hotels sold and three were moved to assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these approximately 50 hotels are based on multiples of room revenues ranging from 3.70 to 1.50 for the identified assets.

During the first quarter of 2016, we entered into an agreement to sell one of our Owned Hotels for approximately $8.0 million, net of estimated selling costs. We recorded an impairment charge of $3.0 million to adjust the carrying value of this Owned Hotel to its estimated fair value. During the first quarter of 2016, this Owned Hotel met the criteria for classification as assets held for sale and was sold in the second quarter of 2016.

During the second quarter of 2016, we entered into agreements to sell three of our Owned Hotels included in the approximately 50 hotels described above, for approximately $10.4 million, net of estimated selling costs. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter. We recorded an additional impairment charge of $0.6 million to adjust the carrying value of these Owned Hotels to their estimated fair value including a reduction for selling costs. During the second quarter of 2016, these Owned Hotels met the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less selling costs.

In June of 2016, we began negotiations to sell two of our Owned Hotels. As such it became more likely than not that the holding period for these hotels will be significantly shorter than the previously estimated useful lives. During the second quarter of 2016, we recorded an impairment charge of $13.7 million to adjust the carrying value of these Owned Hotels to their estimated fair value.  These Owned Hotels did not meet the criteria for classification as assets held for sale as of June 30, 2016. The fair value estimate is considered to be Level 2 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on negotiated purchase prices from prospective buyers for the identified assets. Subsequent to June 30, 2016, we entered into purchase and sale agreements for these two hotels.

Additionally, during the second quarter of 2016, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis during the period ended June 30, 2016:

June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned Hotels identified for possible sale	$—	$18,500	$251,163	$269,663	$94,088
Assets Held for Sale(1)	—	—	37,504	37,504	1,527
1 Owned Hotel	—	—	1,150	1,150	985
	$—	$18,500	$289,817	$308,317	$96,600

(1)  Assets Held for Sale include 10 hotels and a restaurant parcel that were designated as held for sale in the third quarter of 2015,

in addition to the 3 Owned Hotels that the Company entered into an agreement to sell during the second quarter of 2016. The impairment charge for Assets Held for Sale is related to updating the fair value to be net of estimated selling cost.

In the second quarter of 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. The inputs used in determining the fair value in the second quarter for these 24 hotels were based on estimated selling prices ranging from $70.0 million to $75.0 million. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. During the fourth quarter of 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. During the second quarter of 2016, three of these hotels were sold for $9.1 million, net of selling costs. The remaining 10 are currently expected to close before the end of the third quarter of 2016.

June 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels Held for Sale (1)	$—	$—	$71,235	$71,235	$42,498

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common shares, respectively. As of June 30, 2016, Blackstone beneficially owned 30.1% of Holdings’ common shares outstanding.

As of June 30, 2016 and December 31, 2015, approximately $70.7 million and $41.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.7 million during the three months ended June 30, 2016 and 2015. The fees paid for these products and services were approximately $2.2 million and $1.5 million during the six months ended June 30, 2016 and 2015, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our discussions with the Appeals Officer are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. That examination is in process; as of June 30, 2016, we have not been advised of any proposed adjustments.

Purchase Commitments — As of June 30, 2016, we had approximately $24.7 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of June 30, 2016, we had $11.2 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax expense of approximately $5.4 million and income tax benefit of $20.7 million for the three and six months ended June 30, 2016, respectively. The Company recorded a provision for federal, state and foreign income benefit of approximately $2.4 million and tax expense of approximately $2.0 million for the three and six months ended June 30, 2015, respectively. The provision for the three and six month periods ended June 30, 2016 and 2015, differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2015, the impact of certain equity compensation charges that are not deductible for income tax purposes.

NOTE 11. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $0.6 million and $1.2 million during both the three and six month periods ended June 30, 2016 and 2015, respectively.

NOTE 12. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs), and performance-based restricted stock units (“PSUs”).

During the three and six months ended June 30, 2016, we recognized compensation expense of $4.6 million and $7.1 million, respectively, excluding related taxes. During the three and six months ended June 30, 2015, we recognized compensation expense of $4.0 million and $13.0 million, respectively, excluding related taxes. Unrecognized compensation expense as of June 30, 2016 was $21.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

As of June 30, 2016, there were 11.2 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

RSAs — During the six months ended June 30, 2016, we issued 0.7 million RSAs with a weighted average grant date fair value of $11.65 per share, which generally vest in equal annual installments over three years from the date of grant.

RSUs — During the six months ended June 30, 2016, we issued 0.1 million RSUs with a weighted average grant date fair value of $11.48 per unit, which generally vest in equal annual installments over three years from the date of grant.  Vested RSUs are settled for our common stock.

PSUs — During the six months ended June 30, 2016, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the six months ended June 30, 2016 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the six months ended June 30, 2016 was $12.18 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	29.03%
Dividend yield (2)	—%
Risk-free rate (3)	0.99%
Expected term (in years) (4)	2.62

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the PSU grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

NOTE 13. EARNINGS PER SHARE

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

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$14,849	$(4,663)	$(23,926)	$1,479
Denominator:
Weighted average number of shares outstanding, basic	117,280	129,544	120,448	128,971
Weighted average number of shares outstanding, diluted	117,360	129,544	120,448	130,310

Basic and diluted earnings (loss) per share	$0.13	$(0.04)	$(0.20)	$0.01

For the three and six month periods ended June 30, 2016, approximately 0.7 million shares and 1.6 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. Approximately 1.1 million shares for the three month period ended June 30, 2015, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the six month period ended June 30, 2015, no shares were anti-dilutive.

During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). These repurchases were made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deems appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Under the Repurchase Program, through June 30, 2016, the Company repurchased 8.1 million shares of common stock. These shares were repurchased at a weighted-average price of $12.27 per share, for an aggregate purchase price, including commissions, of $100.0 million. The shares repurchased through June 30, 2016 represented approximately 6.6% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

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

The table below shows summarized consolidated financial information by segment for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Owned hotels	$236,364	$242,443	$451,919	$465,893
Franchise and management (1)	30,900	30,144	57,120	55,897
Segment revenues	267,264	272,587	509,039	521,790
Other fee-based revenues from franchise properties	6,691	6,234	11,966	11,292
Corporate and other (2)	33,008	33,696	62,131	63,105
Intersegment elimination (3)	(37,408)	(38,629)	(71,810)	(74,193)
Total revenues	$269,555	$273,888	$511,326	$521,994
Adjusted EBITDA
Owned hotels	83,239	90,636	151,492	166,824
Franchise and management	30,900	30,144	57,120	55,897
Segment Adjusted EBITDA	114,139	120,780	208,612	222,721
Corporate and other	(8,728)	(8,944)	(18,904)	(20,881)
Adjusted EBITDA	$105,411	$111,836	$189,708	$201,840

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $18.9 million and $20.0 million for the three month periods ended June 30, 2016 and 2015, respectively, and $36.5  million and $38.3 million for the six month periods ended June 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $37.4 million and $38.6 million for the three month periods ended June 30, 2016 and 2015, respectively, and $71.8 million and $74.2 million for the six month periods ended June 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted EBITDA	$105,411	$111,836	$189,708	$201,840
Impairment loss	(16,217)	(42,498)	(99,560)	(42,498)
Gain (loss) on sale	722	(4,003)	722	(4,003)
Loss on retirement of assets	—	—	—	(161)
(Loss) gain related to casualty disasters	(690)	134	(21)	(671)
Equity based compensation	(4,620)	(4,175)	(7,110)	(13,144)
Amortization of software service agreements (1)	(2,487)	(2,061)	(4,634)	(3,953)
Other losses, net (2)	(4,607)	(1,501)	(7,547)	(4,273)
EBITDA	77,512	57,732	71,558	133,137
Interest expense	(20,325)	(22,251)	(40,689)	(45,033)
Income tax (expense) benefit	(5,398)	2,380	20,721	(1,960)
Depreciation and amortization	(36,871)	(42,428)	(75,396)	(84,397)
Noncontrolling interests	(69)	(96)	(120)	(268)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$14,849	$(4,663)	$(23,926)	$1,479

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $2.1 million and $4.0 million, which was classified as depreciation and amortization for the three and six months ended June 30, 2015, respectively, has been to reclassified general and administrative in our consolidated statement of operations.  See Note 2 for additional information.

(2)

Other gains (losses), net primarily consist of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), secondary offering costs, IRS legal defense costs, severance costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Total Assets
Owned hotels	$2,549,230	$2,682,394
Franchise and management	196,052	192,284
Total segments assets	2,745,282	2,874,678
Corporate and other	95,389	111,166
Total	$2,840,671	$2,985,844

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the six month periods ended June 30, 2016 and 2015:

	For the six months ended June 30,
	2016	2015 (1)
Capital Expenditures
Owned hotels	$51,337	$38,116
Franchise and management	—	—
Total segment capital expenditures	51,337	38,116
Corporate and other	6,973	$4,536
Total	$58,310	$42,652

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, cash payments of software service agreements in the amount of $6.6 million, which were classified as capital expenditures in corporate and other for the six months ended June 30, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.  See Note 2 for additional information.

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels in the U.S. and Canada are La Quinta Inn & Suites. Building on this strong brand identity, in the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” mark as the primary hotel identifier, with the “La Quinta” tag line. All new franchised locations in Mexico and in Central and South America will now use “LQ Hotel” as their primary mark. Our system-wide portfolio, as of June 30, 2016, consisted of 889 hotels representing approximately 87,900 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico and Honduras, of which 336 hotels were owned and operated and 553 were franchised. We also have a pipeline of 238 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three and six months ended June 30, 2016, we derived over 99% of our revenue from within the United States.

In 2016, the Company is focusing on key strategic priorities designed to (1): Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a comprehensive strategic review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying and testing enhancements to the hotel operating model for our owned hotels, and (3) delivering enhancements to the La Quinta Returns loyalty program.  Possible outcomes from the evaluations of our owned hotel portfolio include, but are not limited to, improving a hotel through a significant renovation, or disposing the hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned and franchised La Quinta branded hotels as of June 30, 2016 and 2015.

	As of June 30,
	2016	2015
Number of Hotels in Operation
Owned Hotels (1)	336	352
Franchised Hotels	553	526
Total Owned and Franchised Hotels	889	878

(1)  Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. At June 30, 2016, Owned Hotels includes 13 hotels designated as assets held for sale, which are subject to definitive purchase agreements.

The following table summarizes our owned, franchised and managed hotels as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Number of Hotels in Operation
Company Owned Hotels
La Quinta Inn & Suites (interior corridor)(1)	182	185
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)(1)	50	54
La Quinta Inns (exterior corridor)(1)	101	110
Total Owned	336	352
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	466	438
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	71	78
La Quinta Inns (exterior corridor)	4	7
LQ Hotel (interior corridor)	9	—
Total Franchised	553	526
Total Hotels	889	878

 (1)  Of the 13 Owned Hotels designated as assets held for sale, two are La Quinta Inn & Suites (interior corridor), three are La Quinta Inns (interior corridor) and eight are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three and six month periods ended June 30, 2016 and 2015. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

The downturn in the oil and gas industry has significantly affected demand in markets defined by Smith Travel Research (“STR”), a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and a further decline could further affect our business in those markets.

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

We are currently undergoing a comprehensive strategic review of our owned hotel portfolio.  Our work to date includes identifying hotels that, with the appropriate scope of capital investment and renovation, have the opportunity to re-position upwards within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.  We have identified approximately 50 owned hotels for this first wave of incremental investment.  While some of this work will begin in the third quarter in counter-cyclical markets, we expect that the bulk of this work will begin in the fourth quarter of this year, with projects generally finishing in the first quarter of 2017, in time for our heavier seasons influenced by spring break and summer travel.  We expect the incremental capital dollars expended in 2016 for these projects to be in the range of $60 to $70 million.

For those hotels not identified for the first wave of renovations, our ongoing work could result in several alternative outcomes.  For example, among other possible outcomes, we could conclude that:

•	The hotel is appropriately positioned within its market;
•	That the hotel should be part of a second wave of incremental renovations beginning in the latter half of 2017; or
•	The hotel should be disposed of and/or removed from the La Quinta brand, opening the market to potential new franchise development.

If a decision is made to dispose of a hotel or groups of hotels from the La Quinta brand, we expect that our revenue and Adjusted EBITDA from owned hotels will decrease and that decrease may be material. Additionally, a decision to dispose of a hotel or groups of hotels may result in an impairment charge related to the reduced holding period of the hotels. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase and sale agreement for 24 of our owned hotels, 11 of which were closed in the fourth quarter of 2015, three of which were closed in the second quarter of 2016 and the remaining 10 of which are currently contracted to close before the end of the third quarter of 2016.

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

Comparable hotels are defined as hotels that: (i) were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year; and (ii) have not sustained substantial property damage, business interruption, or for which comparable results are not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of the 889 in our system as of June 30, 2016, 825 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three months ended June 30, 2016	Variance three months 2016 vs. three months 2015	Six months ended June 30, 2016	Variance six months 2016 vs. six months 2015
Occupancy	70.3%	-91 bps	66.4%	-129 bps
ADR	$89.25	1.5%	$87.73	0.8%
RevPAR	$62.78	0.2%	$58.28	-1.1%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three months ended June 30, 2016	Variance three months 2016 vs. three months 2015	Six months ended June 30, 2016	Variance six months 2016 vs. six months 2015
RevPAR Index (1)	96.1%	-91 bps	95.9%	-129 bps
(1)	Information based on the STR competitive set of hotels existing as of June 30, 2016.

We experienced a decline in RevPAR Index during the three months ended June 30, 2016. We have identified several key initiatives which are designed to address this decline, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives will likely require incremental expenditures.

From June 30, 2015 to June 30, 2016, our total number of owned and franchised La Quinta hotels has grown from 878, or 87,200 rooms, to 889, or 87,900 rooms, with franchised hotels increasing from 526 to 553. At June 30, 2015, our franchise pipeline numbered 219 hotels, or 18,600 rooms, and has grown to 238 hotels, or 21,500 rooms, at June 30, 2016, while we have opened a net total of 27 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 36% of the conversions and new construction projects have commenced as of June 30, 2016.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

For the three months ended June 30, 2016, we experienced on a system-wide comparable hotels basis, increases in ADR and RevPAR and a decline in occupancy, compared to the three months ended June 30, 2015. The declines in occupancy are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas markets, which significantly worsened in the second half of 2015.  Excluding these STR oil tracts, our second quarter system-wide comparable RevPAR would have increased by 1.6%, as compared to prior year, which is a 140 basis point lift from our system-wide comparable results for the second quarter. In addition, the three months ended June 30, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the three months ended June 30, 2015.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods:

	For the three months ended June 30,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$229,868	$236,420	$(6,552)	(2.8)
Franchise and other fee-based revenues	27,978	26,297	1,681	6.4
Other hotel revenues	5,018	4,937	81	1.6
	262,864	267,654	(4,790)	(1.8)
Brand marketing fund revenues from franchised properties	6,691	6,234	457	7.3
Total Revenues	269,555	273,888	(4,333)	(1.6)
Operating Expenses
Direct lodging expenses	103,578	100,002	3,576	3.6
Depreciation and amortization (1)	36,628	42,213	(5,585)	(13.2)
General and administrative expenses (1)	30,881	29,716	1,165	3.9
Other lodging and operating expenses	15,294	14,950	344	2.3
Marketing, promotional and other advertising expenses	20,503	19,095	1,408	7.4
Impairment loss	16,217	42,498	(26,281)	(61.8)
(Gain) loss on sales	(722)	4,003	(4,725)	NM	(2)
	222,379	252,477	(30,098)	(11.9)
Brand marketing fund expenses from franchised properties	6,691	6,234	457	7.3
Total Operating Expenses	229,070	258,711	(29,641)	(11.5)
Operating Income	40,485	15,177	25,308	NM	(2)
Other (Expenses) Income
Interest expense, net	(20,286)	(22,191)	1,905	(8.6)
Other income	117	67	50	74.6
Total Other (Expenses) Income, net	(20,169)	(22,124)	1,955	(8.8)
Income (Loss) Before Income Taxes	20,316	(6,947)	27,263	NM	(2)
Income tax (expense) benefit	(5,398)	2,380	(7,778)	NM	(2)
Net Income (Loss)	14,918	(4,567)	19,485	NM	(2)
Less: net income attributable to noncontrolling interests	(69)	(96)	27	(28.1)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$14,849	$(4,663)	$19,512	NM	(2)

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $2.1 million, which was classified as depreciation and amortization for the three months ended June 30, 2015, has been reclassified as a general and administrative expenses in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended June 30, 2016	Variance 2016 vs. 2015
Owned Hotels
Occupancy	69.5%	-156 bps
ADR	$84.34	2.0%
RevPAR	$58.62	-0.3%
Franchised Hotels
Occupancy	71.3%	-21 bps
ADR	$94.48	0.8%
RevPAR	$67.33	0.5%
System-wide
Occupancy	70.3%	-91 bps
ADR	$89.25	1.5%
RevPAR	$62.78	0.2%

Revenues

Owned hotels

As of June 30, 2016, we owned 336 hotels, comprising approximately 42,900 rooms, located in the United States. Room revenues at our owned hotels for the three months ended June 30, 2016 and 2015 totaled $229.9 million and $236.4 million, respectively. The decrease of $6.5 million, or 2.8 percent, was primarily driven by the sale of 16 owned hotels between the periods and a decrease in RevPAR at our comparable owned hotels of 0.3 percent, which was due to a decrease in occupancy of 156 basis points, partially offset by an increase in ADR of 2.0 percent. The declines in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts” resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.

Other hotel revenues at our owned hotels for the three months ended June 30, 2016 and 2015 totaled $5.0 million and $4.9 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2016, we had 553 franchised hotels, comprising approximately 45,000 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the three months ended June 30, 2016 and 2015 totaled $28.0 million and $26.3 million, respectively. The increase of $1.7 million, or 6.4 percent, was primarily driven by a net increase of 27 hotels to our franchise system from June 30, 2015 to June 30, 2016 and an increase in RevPAR at our comparable franchised hotels of 0.5 percent, which was due to an increase in ADR of 0.8 percent, partially offset by a decrease in occupancy of 21 basis points. The decline in occupancy is a result of a slowing of demand affecting the hotel industry as a whole and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts” resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.

Operating expenses

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$103.6	$100.0	3.6
Other lodging and operating expenses	15.3	15.0	2.3

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $118.9 million and $115.0 million, for the three months ended June 30, 2016 and 2015, respectively, resulting in an increase of $3.9 million, or 3.4 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor.  Additionally, uninsured losses increased for the three months ended June 30, 2016. These expense increases were partially offset by a decrease in utility costs, including electricity and natural gas, and by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, other lodging and operating expenses increased, primarily due to losses realized in the second quarter of 2016 related to casualty disasters. These increases were offset partially by a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$36.6	$42.2	(13.2)

Depreciation and amortization expense for our owned hotels totaled $36.6 million and $42.2 million, respectively, for the three months ended June 30, 2016 and 2015. The decrease of $5.6 million, or 13.2 percent, was primarily the result of the suspension of depreciation for assets held for sale and from a decrease of sixteen hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015. This decrease was partially offset by $107.6 million in capital expenditures between June 30, 2015 and June 30, 2016, which drove additional depreciation on certain owned assets in 2016.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$30.9	$29.7	3.9

General and administrative expenses totaled $30.9 million and $29.7 million, respectively, for the three months ended June 30, 2016 and 2015. For the three months ended June 30, 2015 general and administrative expenses included equity based compensation expense of $0.5 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our initial public offering (the “IPO”). Notwithstanding the IPO related equity based compensation expense in the three months ended June 30, 2015, general and administrative expenses increased for the three months ended June 30, 2016 compared to the prior year, primarily as a result of increases in legal fees, severance, and stock based compensation costs for additional grants. These increases were partially offset by a decrease in corporate bonus, corporate healthcare, and employee training costs.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$20.5	$19.1	7.4

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $20.5 million and $19.1 million, respectively, for the three months ended June 30, 2016 and 2015. The increase of $1.4 million, or 7.4 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast and online outlets in order to enhance brand awareness and bookings. In addition, we spent $6.7 million and $6.2 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended June 30, 2016 and 2015, respectively which increased for similar reasons.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$16.2	$42.5	(61.8)

During the second quarter, we entered into agreements to sell three of our Owned Hotels for approximately $10.4 million. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter. We recorded $0.6 million in additional impairment related to selling costs.  In June of 2016, we began negotiations to sell two of our Owned Hotels for approximately $18.5 million in 2016; this resulted in an impairment of $13.7 million.  Subsequent to June 30, 2016, we entered into purchase and sale agreements for these two hotels.  Additionally, during the second quarter of 2016, we identified one Owned Hotel in which it was determined that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million related to this property.

In 2015, the Company entered into discussions for the sale of 24 of its owned hotels. Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $42.5 million in the three months ended June 30, 2015 to adjust the value of these assets to their estimated fair value.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
(Gain) loss on sales	$(0.7)	$4.0	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the three months ended June 30, 2016, we sold two of our Owned Hotels for a gain of approximately $0.7 million.  An additional three Owned Hotels that were held for sale during the first quarter of 2016 were sold at their carrying value which represented fair value less selling costs.  During the three months ended June 30, 2015, we sold one of our Owned Hotels for a loss of approximately $4.0 million.

Other Income (Expenses)

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$20.3	$22.2	(8.6)

Interest expense, net, totaled $20.3 million and $22.2 million, respectively, for the three months ended June 30, 2016 and 2015. The decrease of $1.9 million, or 8.6 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Three months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax (expense) benefit	$(5.4)	$2.4	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the three month periods ended June 30, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2015 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 14: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended June 30, 2016 and 2015.

	Three months ended June 30,
(in thousands)	2016	2015
Revenues
Owned Hotels	$236,364	$242,443
Franchised Hotels(1)	30,900	30,144
Segment revenues	267,264	272,587
Other revenues from franchised properties	6,691	6,234
Corporate and other (2)	33,008	33,696
Intersegment elimination (3)	(37,408)	(38,629)
Total revenues	$269,555	$273,888
Adjusted EBITDA
Owned Hotels	$83,239	$90,636
Franchised Hotels	30,900	30,144
Segment Adjusted EBITDA	114,139	120,780
Corporate and other	(8,728)	(8,944)
Adjusted EBITDA	$105,411	$111,836

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $18.9 million and $20.0 million for each of the three month periods ended June 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $37.4 million and $38.6 million for each of the three month periods ended June 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015 and a decrease in RevPAR at our comparable owned hotels of 0.3 percent, which was due to a decrease in occupancy of 156 basis points, partially offset by an increase in ADR of 2.0 percent. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $6.0 million and an increase in direct lodging expenses of $3.6 million and other lodging and operating expenses of $0.3 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $0.8 million primarily as a result of the net addition of 27 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 0.5 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

For the six months ended June 30, 2016, we experienced on a system-wide comparable hotels basis an increase in ADR and declines in occupancy and RevPAR, compared to the six months ended June 30, 2015. The declines in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts” resulting from the significant and prolonged pullback in oil and gas markets, which significantly worsened in the second half of 2015.  Excluding these STR oil tracts, our six months ended June 30, 2016 system-wide comparable RevPAR would have increased by 0.6%, as compared to prior year six month period, which is a 170 basis point lift from our system-wide comparable results for the six months ended June 30, 2015. In addition, the six months ended June 30, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the six months ended June 30, 2015.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the six months ended June 30, 2016 and 2015, including the amount and percentage change in these results between the periods:

	Six months ended June 30,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$439,341	$454,135	$(14,794)	(3.3)
Franchise and other fee-based revenues	50,170	47,054	3,116	6.6
Other hotel revenues	9,849	9,513	336	3.5
	499,360	510,702	(11,342)	(2.2)
Brand marketing fund revenues from franchised and managed properties	11,966	11,292	674	6.0
Total Revenues	511,326	521,994	(10,668)	(2.0)
Operating Expenses
Direct lodging expenses	202,490	197,507	4,983	2.5
Depreciation and amortization (1)	74,925	83,976	(9,051)	(10.8)
General and administrative expenses (1)	56,879	64,867	(7,988)	(12.3)
Other lodging and operating expenses	30,976	31,957	(981)	(3.1)
Marketing, promotional and other advertising expenses	40,287	37,804	2,483	6.6
Impairment loss	99,560	42,498	57,062	NM	(2)
(Gain) loss on sales	(722)	4,003	(4,725)	NM	(2)
	504,395	462,612	41,783	9.0
Brand marketing fund expenses from franchised and managed properties	11,966	11,292	674	6.0
Total Operating Expenses	516,361	473,904	42,457	9.0
Operating (Loss) Income	(5,035)	48,090	(53,125)	NM	(2)
Other Income (Expenses)
Interest expense, net	(40,592)	(44,962)	4,370	(9.7)
Other income	1,100	579	521	90.0
Total Other Income (Expenses)	(39,492)	(44,383)	4,891	(11.0)
(Loss) Income Before Income Taxes	(44,527)	3,707	(48,234)	NM	(2)
Income tax benefit (expense)	20,721	(1,960)	22,681	NM	(2)
Net (Loss) Income	(23,806)	1,747	(25,553)	NM	(2)
Less: net income attributable to noncontrolling interests	(120)	(268)	148	(55.2)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(23,926)	$1,479	$(25,405)	NM	(2)

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $4.0 million, which was classified as depreciation and amortization for the six months ended June 30, 2015, has been reclassified as a general and administrative expense in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Six months ended June 30, 2016	Variance 2016 vs. 2015
Owned Hotels
Occupancy	66.2%	-198 bps
ADR	$84.31	1.1%
RevPAR	$55.79	-1.8%
Franchised Hotels
Occupancy	66.7%	-54 bps
ADR	$91.42	0.4%
RevPAR	$61.00	-0.5%
System-wide
Occupancy	66.4%	-129 bps
ADR	$87.73	0.8%
RevPAR	$58.28	-1.1%

Revenues

Owned hotels

As of June 30, 2016, we owned 336 hotels, comprising approximately 42,900 rooms, located in the United States. Room revenues at our owned hotels for the six months ended June 30, 2016 and 2015 totaled $439.3 million and $454.1 million, respectively. The decrease of $14.8 million, or 3.3 percent, was primarily driven by a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015 and a decrease in RevPAR at our comparable owned hotels of 1.8 percent, which was due to a decrease in occupancy of 198 basis points, partially offset by an increase in ADR of 1.1 percent. The declines in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts” resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.  In addition, the six months ended June 30, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the six months ended June 30, 2015.

Other hotel revenues at our owned hotels for the six months ended June 30, 2016 and 2015 totaled $9.8 million and $9.5 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2016, we had 553 franchised hotels, comprising approximately 45,000 rooms, located in the United States, Canada, Mexico and Honduras. Franchise and other fee-based revenues for the six months ended June 30, 2016 and 2015 totaled $50.2 million and $47.0 million, respectively. The increase of $3.1, or 6.6 percent, was primarily driven by a net increase of 27 new hotels to our franchise system from June 30, 2015 to June 30, 2016 partially offset by a decrease in RevPAR at our comparable franchised hotels of 0.5 percent, which was due to a decrease in occupancy of 54 basis points, partially offset by increased ADR of 0.4 percent. The decline in occupancy and RevPAR are a result of a slowing of demand affecting the hotel industry as a whole, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts” resulting from the significant and prolonged pullback in the oil and gas markets, which significantly worsened in the second half of 2015.  In addition, the six months ended June 30, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the six months ended June 30, 2015.

Operating expenses

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$202.5	$197.5	2.5
Other lodging and operating expenses	31.0	32.0	(3.1)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $233.5 million and $229.5 million, for the six months ended June 30, 2016 and 2015, respectively, resulting in an increase of $4.0 million, or 1.7 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. Additionally, uninsured losses increased for the six months ended June 30, 2016. These expense increases were partially offset by a decrease in utility costs, including electricity and natural gas, and by the effects of continued cost mitigation strategies and the impact of operational efficiencies employed at our owned hotels. In addition, other lodging and operating expenses decreased, primarily due to net gains realized in 2016 related to casualty disasters and from a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$74.9	$84.0	(10.8)

Depreciation and amortization expense for our owned hotels totaled $74.9 million and $84.0 million, respectively, for the six months ended June 30, 2016 and 2015. The decrease of $9.1 million, or 10.8 percent, was primarily the result of the suspension of depreciation for assets held for sale and from a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015.  This decrease was partially offset by $107.6 million in capital expenditures between June 30, 2015 and June 30, 2016, which drove additional depreciation on certain owned assets in 2016.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$56.9	$64.9	(12.3)

General and administrative expenses totaled $56.9 million and $64.9 million, respectively, for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2015 general and administrative expenses included equity based compensation expense of $5.6 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. In addition to the IPO-related equity based compensation expense, general and administrative expenses decreased primarily as the result of a decrease in corporate salaries and benefits, including healthcare and corporate bonus, employee training costs and professional services.  The decrease is partially offset by increases in legal fees, severance, and stock based compensation costs for additional grants.  In the first half of 2015, we incurred professional services fees related to a secondary offering of Holdings common shares.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$40.3	$37.8	6.6

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $40.3 million and $37.8 million, respectively, for the six months ended June 30, 2016 and 2015. The increase of $2.5 million, or 6.6 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast and online outlets in order to enhance brand awareness and bookings. In addition, we spent $12.0 million and $11.3 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the six months ended June 30, 2016 and 2015, respectively which increased for similar reasons.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$99.6	$42.5	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the second quarter, we entered into agreements to sell three of our Owned Hotels for approximately $10.4 million. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter. We recorded $0.6 million in additional impairment related to selling costs.   In June of 2016, we began negotiations to sell two of our Owned Hotels for approximately $18.5 million; this resulted in an impairment of $13.7 million.  Additionally, during the second quarter of 2016, we identified one Owned Hotel in which it was determined that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million related to this property.

During the first quarter of 2016, as part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as candidates for sale in the near-term. After considering the shortened holding period and probability of selling these hotels, we determined that the estimated cash flows were less than the carrying value of certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment of approximately $80.3 million. In addition, in the first quarter of 2016, we entered into an agreement to sell one of our Owned Hotels for approximately $8.6 million. As a result, we recorded $3.0 million in impairment related to the excess carrying value over the estimated fair value due to the shortening of the assumed holding period.

In 2015, the Company entered into discussions for the sale of 24 of its owned hotels. Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $42.5 million in the three months ended June 30, 2015 to adjust the value of these assets to their estimated fair value.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
(Gain) loss on sales	$(0.7)	$4.0	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the six months ended June 30, 2016, we sold two of our Owned Hotels for a gain of approximately $0.7 million.  An additional three Owned Hotels that were held for sale during the first quarter of 2016 were sold at their carrying value which represented fair value less selling costs.  During the three months ended June 30, 2015, we sold one of our Owned Hotels for a loss of approximately $4.0 million.

Other Income (Expenses)

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$40.6	$45.0	(9.7)

Interest expense, net, totaled $40.6 million and $45.0 million, respectively, for the six months ended June 30, 2016 and 2015. The decrease of $4.4 million, or 9.7 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Six months ended June 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax (expense) benefit	$20.7	$(2.0)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual income tax rate to income from recurring operations and taxable income. The provision for the six month periods ended June 30, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2015 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 14: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
(in thousands)	2016	2015
Revenues
Owned Hotels	$451,919	$465,893
Franchise and Management (1)	57,120	55,897
Segment revenues	509,039	521,790
Other revenues from franchised and managed properties	11,966	11,292
Corporate and other (2)	62,131	63,105
Intersegment elimination (3)	(71,810)	(74,193)
Total revenues	$511,326	$521,994
Adjusted EBITDA
Owned Hotels	$151,492	$166,824
Franchise and Management	57,120	55,897
Segment Adjusted EBITDA	208,612	222,721
Corporate and other	(18,904)	(20,881)
Adjusted EBITDA	$189,708	$201,840

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $36.5 million and $38.3 million for each of the six month periods ended June 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $71.8 million and $74.2 million for each of the six month periods ended June 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of 16 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2015 and a decline in RevPAR of 1.8 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $14.0 million and an increase in direct lodging expenses of $4.0 million, partially offset by decreases in other lodging and operating expenses of $1.0 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $1.2 million primarily as a result of the net addition of 27 hotels to our franchise system. This increase was partially offset by a decline in RevPAR of 0.5 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had total cash and cash equivalents of $64.1 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments. During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). Through June 30, 2016, the Company repurchased approximately 8.1 million shares of common stock under this program. These shares were repurchased at a weighted-average price of $12.27 per share, for an aggregate purchase price of $100.0 million.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of June 30, 2016), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO in April of 2014, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be fully utilized in 2016, will exceed the income tax provision in our financial statements. We currently estimate that this excess could be approximately $2 million to $8 million per year beginning in 2017, which amount may vary based on taxable income among other factors. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the six months ended June 30,		Percent Change
(in millions)	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$121.4	$128.7	(5.7)
Net cash used in investing activities	(34.3)	(35.2)	(2.6)
Net cash used in financing activities	(109.8)	(146.9)	(25.3)

Our ratio of current assets to current liabilities was 1.00 and 1.07 as of June 30, 2016 and December 31, 2015, respectively.

Operating activities

Net cash provided by operating activities was $121.4 million for the six months ended June 30, 2016, compared to $128.7 million for the six months ended June 30, 2015. The $7.3 million decrease was primarily driven by decreased operating income prior to the reduction for equity based compensation and the impairment loss. This decrease also includes the effects of timing in our various working capital components including other current assets, depreciation and amortization, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2016 was $34.3 million, compared to $35.2 million during the six months ended June 30, 2015. The $0.9 million decrease in cash used in investing activities was primarily attributable to proceeds from sale of assets, partially offset by a decrease in insurance proceeds on casualty disasters and an increase in capital expenditures.

Financing activities

Net cash used in financing activities during the three months ended June 30, 2016 was $109.8 million, compared to $146.9 million during the six months ended June 30, 2015. The $37.1 million decrease in cash used in financing activities was primarily attributable to prior period voluntary principal payment of long-term debt of $135.0 million, partially offset by share repurchases in the first half of 2016 of $100.8 million.

Capital expenditures

During the six months ended June 30, 2016 and 2015, we made capital expenditures of approximately $58.3 million and $42.7 million, respectively. The increase was a result of the Company’s commitment to drive consistency in our product.

As of June 30, 2016, we had outstanding commitments under capital expenditure contracts of approximately $24.7 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.36 percent per annum at December 31, 2015 to 0.45 percent at June 30, 2016. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of June 30, 2016 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2016	2017	2018	2019	2020	Thereafter	value	value
Term Facility	$8.8	$17.5	$17.5	$17.5	$17.5	1,627.2	$1,706.0	$1,679.0
Weighted average interest rate (1)							4.255%

(1)	Weighted average interest rate as of June 30, 2016, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/16-4/30/16	3,855,694	$12.32	3,837,774	$28,000,647
5/1/16-5/31/16	2,287,950	12.26	2,284,601	—
6/1/16-6/30/16	46,807	12.03	—	—
Total	6,190,451	$12.30	6,122,375	$—

(1) Includes 17,920 shares for the period from April 1through April 30, 2016, 3,349 shares for the period from May 1 through May 31, 2016, and 46,807 for the period from June 1 through June 30, 2016 repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s 2014 Omnibus Incentive Plan.

(2) On March 14, 2016, the Company announced that our Board of Directors had authorized a program (the “Repurchase Program”) of indefinite duration to repurchase an aggregate of up to $100 million of the Company’s common stock.  The Repurchase Program was completed in May of 2016.

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

10.1

Offer Letter, dated April 13, 2016, between La Quinta Holdings Inc. and John Cantele (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.2

Separation and Consulting Agreement, dated April 14, 2016, between La Quinta Holdings Inc. and Angelo Lombardi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.3	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2016 (File no. 001-36412))

10.4	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2016 (File no. 001-36412)
10.5	Amended and Restated La Quinta Holdings Inc. 2014 Omnibus Incentive Plan

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: August 2, 2016	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2016	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)