Form 10-Q
period 2016-09-30
La Quinta Holdings Inc.
filed 2016-11-03
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had outstanding 116,817,670 shares of Common Stock, par value $0.01 per share as of October 28, 2016.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$148,183	$86,709
Accounts receivable, net of allowance for doubtful accounts of $4,344 and $4,773	45,856	37,625
Assets held for sale	42,939	35,523
Other current assets	14,331	12,066
Total Current Assets	251,309	171,923
Property and equipment, net of accumulated depreciation	2,447,830	2,623,472
Intangible assets, net of accumulated amortization	177,260	178,095
Other non-current assets	12,583	12,354
Total Non-Current Assets	2,637,673	2,813,921
Total Assets	$2,888,982	$2,985,844
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	29,666	27,572
Accrued expenses and other liabilities	71,778	63,120
Accrued payroll and employee benefits	30,862	30,918
Accrued real estate taxes	25,871	21,705
Total Current Liabilities	175,691	160,829
Long-term debt	1,685,458	1,694,585
Other long-term liabilities	36,987	30,330
Deferred tax liabilities	340,574	353,588
Total Liabilities	2,238,710	2,239,332
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of September 30, 2016 and December 31, 2015	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at September 30, 2016 and December 31, 2015, 131,688,659 shares issued and 116,791,800 shares outstanding as of September 30, 2016 and 130,974,073 shares issued and 124,302,318 shares outstanding as of December 31, 2015	1,317	1,310
Additional paid-in-capital	1,162,237	1,152,155
Accumulated deficit	(295,978)	(294,718)
Treasury stock at cost, 14,896,859 shares at September 30, 2016 and 6,671,755 shares at December 31, 2015	(208,632)	(107,699)
Accumulated other comprehensive loss	(11,394)	(7,436)
Noncontrolling interests	2,722	2,900
Total Equity	650,272	746,512
Total Liabilities and Equity	$2,888,982	$2,985,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except per share data)
REVENUES:
Room revenues	$230,081	$238,758	$669,422	$692,893
Franchise and other fee-based revenues	30,026	28,504	80,196	75,558
Other hotel revenues	4,895	5,173	14,744	14,686
	265,002	272,435	764,362	783,137
Brand marketing fund revenues from franchise properties	7,310	6,668	19,276	17,960
Total Revenues	272,312	279,103	783,638	801,097
OPERATING EXPENSES:
Direct lodging expenses	108,649	105,268	311,139	302,775
Depreciation and amortization	36,048	42,194	110,973	126,170
General and administrative expenses	29,572	33,930	86,451	98,797
Other lodging and operating expenses	14,872	17,165	45,848	49,122
Marketing, promotional and other advertising expenses	15,566	19,230	55,853	57,034
Impairment loss	1,058	1,823	100,618	44,321
(Gain) loss on sales	(2,048)	85	(2,770)	4,088
	203,717	219,695	708,112	682,307
Brand marketing fund expenses from franchise properties	7,310	6,668	19,276	17,960
Total Operating Expenses	211,027	226,363	727,388	700,267
Operating Income	61,285	52,740	56,250	100,830
OTHER INCOME (EXPENSES):
Interest expense, net	(20,427)	(20,970)	(61,019)	(65,932)
Other income	1,188	719	2,288	1,298
Total Other (Expenses) Income, net	(19,239)	(20,251)	(58,731)	(64,634)
Income (Loss) Before Income Taxes	42,046	32,489	(2,481)	36,196
Income tax (expense) benefit	(19,362)	(15,406)	1,359	(17,366)
NET INCOME (LOSS)	22,684	17,083	(1,122)	18,830
Less: net income attributable to noncontrolling interest	(18)	(25)	(138)	(293)
Net Income attributable to La Quinta Holdings’ stockholders	$22,666	$17,058	$(1,260)	$18,537
Earnings (loss) per share:
Basic and diluted	$0.20	$0.13	$(0.01)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
NET INCOME (LOSS)	$22,684	$17,083	$(1,122)	$18,830
Cash flow hedge adjustment, net of tax	1,821	(4,586)	(3,958)	(7,293)
COMPREHENSIVE NET INCOME (LOSS)	24,505	12,497	(5,080)	11,537
Comprehensive net income attributable to noncontrolling interests	(18)	(25)	(138)	(293)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$24,487	$12,472	$(5,218)	$11,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2015	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	18,537	—	293	18,830
Distributions	—	—	—	—	—	—	(509)	(509)
Equity based compensation	204,549	3	—	19,209	—	—	—	19,212
Cash benefit related to equity comp (APIC Pool)	—	—	—	933	—	—	—	933
Repurchase of common stock	(1,261,289)	—	(21,472)	—	—	—	—	(21,472)
Cash flow hedge adjustment	—	—	—	—	—	(7,293)	—	(7,293)
Balance as of September 30, 2015	129,638,534	$1,310	$(23,004)	$1,149,957	$(302,546)	$(10,420)	$2,859	$818,156

Balance as of January 1, 2016	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	(1,260)	—	138	(1,122)
Distributions	—	—	—	—	—	—	(316)	(316)
Equity based compensation	766,813	7	—	10,790	—	—	—	10,797
Tax deficit related to equity comp (APIC Pool)	—	—	—	(708)	—	—	—	(708)
Repurchase of common stock	(8,277,331)	—	(100,933)	—	—	—	—	(100,933)
Cash flow hedge adjustment	—	—	—	—	—	(3,958)	—	(3,958)
Balance as of September 30, 2016	116,791,800	$1,317	$(208,632)	$1,162,237	$(295,978)	$(11,394)	$2,722	$650,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	September 30, 2016	September 30, 2015
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(1,122)	$18,830
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110,914	125,977
Amortization of other non-current assets	102	304
Amortization of intangible assets	562	713
Loss related to casualty disasters	(282)	1,064
Write off of deferred incentive costs	—	4
Amortization of leasehold interests	(503)	(520)
Amortization of deferred costs	4,251	4,157
Impairment loss	100,618	44,321
(Gain) loss on sale or retirement of assets	(2,770)	4,249
Equity based compensation	10,797	19,212
Excess tax benefit from equity based compensation	—	(933)
Deferred taxes	(11,591)	9,862
Provision for doubtful accounts	917	1,863
Changes in assets and liabilities:
Accounts receivable	(11,457)	(7,833)
Other current assets	(2,265)	(1,686)
Other non-current assets	440	(1,829)
Accounts payable	(4,676)	386
Accrued payroll and employee benefits	(56)	5,598
Accrued real estate taxes	4,166	5,143
Accrued expenses and other liabilities	6,643	3,681
Other long-term liabilities	1,344	1,102
Net cash provided by operating activities	206,032	233,665
Cash flows from investing activities:
Capital expenditures	(89,767)	(66,793)
Insurance proceeds on casualty disasters	4,189	5,370
Proceeds from sale of assets	56,418	3,792
Payment of franchise incentives	(1,013)	(30)
Decrease in other non-current assets	—	1,000
Net cash used in investing activities	(30,173)	(56,661)

Cash flows from financing activities:
Repayment of long-term debt	(13,136)	(148,244)
Purchase of treasury stock	(100,933)	(21,472)
Excess tax benefit from equity based compensation	—	933
Distributions to noncontrolling interests	(316)	(509)
Net cash used in financing activities	(114,385)	(169,292)
Increase in cash and cash equivalents	61,474	7,712
Cash and cash equivalents at the beginning of the period	86,709	109,857
Cash and cash equivalents at the end of the period	$148,183	$117,569
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$57,472	$64,220
Income taxes paid during the period, net of refunds	$5,600	$12,002
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$7,492	$4,604
Cash flow hedge adjustment, net of tax	$(3,958)	$(7,293)
Receivable for capital assets damaged by casualty disasters	$1,865	$3,302
Accrued deferred incentive costs	$(1,013)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and nine months ended September 30, 2016

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

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise and, until completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of September 30, 2016 and 2015, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	September 30, 2016		September 30, 2015
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	325	41,500	351	44,600
Joint Venture	1	200	1	200
Franchised	567	46,300	532	42,800
Totals	893	88,000	884	87,600

(1) At September 30, 2016 and 2015, Owned Hotels includes nine and 24 hotels, respectively, designated as assets held for sale, which are subject to definitive purchase agreements.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2015, 2014 and 2013, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 25, 2016. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

•

For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increase to 4.5%. Pursuant to franchise agreements entered into with new U.S. franchisees on or after April 1, 2013, we collect a royalty fee from franchisees equal to 4.5% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases to 5.0%. In each of these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results. Pursuant to franchise agreements entered into with franchisees outside of the U.S. on or after April 1, 2013, we generally collect a royalty fee from franchisees equal to 4.5% of their room revenues throughout the term and do not offer a rebate.

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

Newly Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

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

Newly Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. We adopted this standard on January 1, 2016.  This adoption did not have an effect on the Company’s results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company for interim and annual periods beginning after December 15, 2015. We adopted this update as of January 1, 2016 on a retrospective basis.  For the three and nine months ended, September 30, 2015, we reclassified $2.1 million and $6.1 million of expense from depreciation and amortization to general and administrative expenses in the consolidated statement of operations. A corresponding reclassification was made in our consolidated statement of cash flows between depreciation and amortization and change in other current assets. Additionally, cash payments in the amount of $1.0 million and $7.6 million for software service agreements associated with cloud computing arrangements, which were classified as capital expenditures for the three and nine months ended September 30, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the fourth quarter of 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. During the second quarter of 2016, three of these hotels were sold for $9.1 million, net of transaction costs. During the third quarter of 2016, seven of these hotels were sold for $17.4 million, net of transaction costs. The remaining three hotels were sold subsequent to the end of the third quarter of 2016 for $8.0 million, net of transaction costs.

During the first quarter of 2016, one additional hotel was classified as an asset held for sale. The sale of this hotel closed in the second quarter of 2016 for $8.4 million, net of transaction costs. Another hotel was identified and sold during the second quarter of 2016 for $4.6 million, net of transaction costs. These two hotel transactions resulted in a gain on sale of $0.7 million.

During the second quarter of 2016, three additional hotels were classified as assets held for sale. The sale of two of these hotels closed in the third quarter of 2016 for $7.3 million, net of transaction costs.

During the third quarter of 2016, five additional hotels were classified as available for sale. One of these hotels was sold subsequent to the end of the third quarter of 2016 for $5.9 million, net of transaction costs. The remaining four hotels are expected to close during the fourth quarter of 2016. Another hotel was identified and sold during the third quarter of 2016 for $7.7 million, net of transaction costs and resulted in a gain on sale of $2.0 million.

As of September 30, 2016 and December 31, 2015, the carrying amounts of the major classes of assets for assets held for sale were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Current assets	$160	$221
Property and equipment, net of accumulated depreciation	42,585	34,982
Other non-current assets	194	320
Total assets held for sale	$42,939	$35,523

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Land	$740,996	$796,790
Buildings and improvements	2,618,859	2,703,293
Furniture, fixtures, equipment and other	419,725	408,190
Total property and equipment	3,779,580	3,908,273
Less accumulated depreciation	(1,368,532)	(1,288,281)
Property and equipment, net	2,411,048	2,619,992
Construction in progress	36,782	3,480
Total property and equipment, net of accumulated depreciation	$2,447,830	$2,623,472

Depreciation and amortization expense related to property and equipment was $36.0 million and $42.2 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense related to property and equipment was $110.9 million and $126.0 million for the nine months ended September 30, 2016 and 2015, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,685,458	1,694,585
Total long-term debt	$1,702,972	$1,712,099

(1)

As of September 30, 2016 and December 31, 2015, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.53% and 0.36%, respectively. As of September 30, 2016, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

During the nine months ended September 30, 2016, we made quarterly scheduled principal payments of $13.1 million. During the nine months ended September 30, 2015, we made a voluntary principal prepayment of $135.0 million and quarterly scheduled principal payments totaling $13.3 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decrease to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to September 30, 2016. Included in the Term Facility as of September 30, 2016 and December 31, 2015 is an unamortized original issue discount of $7.1 million and $8.2 million, respectively. Included in the Term Facility, as of September 30, 2016 and December 31, 2015, is the deduction of debt issuance costs of $19.4 million and $22.4 million, respectively. As of September 30, 2016 and December 31, 2015, we had $16.2 million and $16.5 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of September 30, 2016, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of September 30, 2016 and December 31, 2015, we have $12.6 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. We were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
Description	2016	2015	2016	2015
	(in thousands)
Term Facility	$19,153	$19,678	$57,171	$62,120
Amortization of deferred financing costs	985	955	2,933	2,846
Amortization of original issue discount	361	352	1,076	1,047
Other interest	2	4	10	9
Interest income	(74)	(19)	(171)	(90)
Total interest expense, net	$20,427	$20,970	$61,019	$65,932

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and nine months ended September 30, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$(17,529)	Other long- term liabilities	$(11,440)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the three months ended September 30,		For the nine months ended September 30,
	(Loss) Recognized	2016	2015	2016	2015
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$1,821	$(4,586)	$(3,958)	$(7,293)

(1)

There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2016 and 2015, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$148,183	$148,183	$86,709	$86,709
Interest rate swaps (2)	(17,529)	(17,529)	(11,440)	(11,440)
Long-term debt (3)(4)	1,702,972	1,714,484	1,712,099	1,675,760

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $19.4 million and $22.4 million as of September 30, 2016 and December 31, 2015, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of September 30, 2016 and December 31, 2015, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 3.8% and 4.4%, as of September 30, 2016 and December 31, 2015, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended September 30, 2016 and 2015:

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned Hotels identified for possible sale	$—	$—	$227,816	$227,816	$94,088
Assets Held for Sale(1)	—	—	42,939	42,939	5,545
1 Owned Hotel	—	—	1,150	1,150	985
	$—	$—	$271,905	$271,905	$100,618

(1)  Assets Held for Sale include three hotels and a restaurant parcel that were designated as held for sale in the third quarter of 2015, in addition to the five Owned Hotels that the Company entered into an agreement to sell during the third quarter of 2016. The impairment charge for Assets Held for Sale is related to updating the fair value to be net of estimated transaction cost.

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels Held for Sale	$—	$—	$69,428	$69,428	$42,685
1 Owned Restaurant Parcel	—	—	1,025	1,025	1,636
	$—	$—	$70,453	$70,453	$44,321

24 Owned Hotels identified for sale in 2015

During 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.7 million to adjust the carrying value of these assets to their estimated fair value. The inputs used in determining the fair value for these 24 hotels were based on estimated selling prices ranging from $70.0 million to $75.0 million. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. In 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. During the second quarter of 2016, three of these hotels were sold for $9.1 million, net of transaction costs. During the third quarter of 2016, seven of these hotels were sold for $17.4 million, net of transaction costs. The remaining three hotels were sold subsequent to the end of the third quarter for $8.0 million, net of transaction costs.

Restaurant Parcel identified for sale in 2015

In 2015, we identified a restaurant parcel for which it became more likely than not the restaurant parcel would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $1.6 million to adjust the carrying value of this restaurant parcel to its estimated fair value. During the third quarter of 2015, this restaurant parcel met the criteria for classification as assets held for sale. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value these assets are based on estimated selling price, less transaction costs.

Approximately 50 Owned Hotels identified as candidates for sale in 2016

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

During the second quarter of 2016, we entered into agreements to sell four of the approximately 50 hotels identified in the first quarter of 2016.  One of the four hotels was sold in the second quarter for $4.6 million, resulting in a gain on sale of $0.4 million.  The remaining three hotels met the criteria for assets held for sale as of June 30, 2016. We recorded an additional impairment charge of $0.6 million to adjust the carrying value of these three owned hotels to their estimated fair value including a reduction for transaction costs, with a resulting fair value of approximately $10.4 million. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs. During the third quarter of 2016, we sold two of the three hotels identified as assets held for sale for approximately $7.3 million.

Additionally, during the third quarter of 2016, we entered into agreements to sell two of the approximately 50 hotels identified in the first quarter of 2016. We recorded an additional impairment charge of $0.4 million to adjust the carrying value of these two owned hotels to their estimated fair value including a reduction for transaction costs, with a resulting fair value of approximately $8.6 million.  The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs.

As of September 30, 2016, of the approximately 50 hotels identified as candidates for sale in the first quarter of 2016, we have sold three hotels and have three hotels in assets held for sale.

Additional Hotel Sales

During the first quarter of 2016, we entered into an agreement to sell one of our Owned Hotels located in Orlando, Florida for approximately $8.0 million, net of estimated transaction costs. We recorded an impairment charge of $3.0 million to adjust the carrying value of this hotel to its estimated fair value. During the first quarter of 2016, this hotel met the criteria for classification within assets held for sale and was sold in the second quarter of 2016 for approximately $8.4 million, resulting in a gain on sale of $0.3 million.

In June of 2016, we began negotiations to sell two of our Owned Hotels, located in Elmsford, New York and Wayne, New Jersey. As such, it became more likely than not that the holding period for these hotels will be significantly shorter than the previously estimated useful lives. During the second quarter of 2016, we recorded an impairment charge of $13.7 million to adjust the carrying value of these hotels to their estimated fair value.  These hotels did not meet the criteria for classification as assets held for sale as of June 30, 2016. During the third quarter of 2016, we entered into agreements to sell these two hotels for $18.4 million, net of transaction costs.  We recorded an additional impairment charge of $0.5 million to adjust the carrying value of these hotels to their estimated fair value including a reduction for transaction costs. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. During the third quarter of 2016, these hotels met the criteria for classification as assets held for sale. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs.

During the third quarter of 2016, we entered into agreements to sell two of our Owned Hotels, both located in the Houston, Texas area.  One of the two hotels was sold in the third quarter for $7.7 million, resulting in a gain on sale of $2.0 million.  The remaining hotel met the criteria for assets held for sale as of September 30, 2016, with a fair value of $3.6 million.  The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs.

Additional Impairment

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of September 30, 2016, Blackstone beneficially owned 30.1% of Holdings’ common shares outstanding.

As of September 30, 2016 and December 31, 2015, approximately $83.6 million and $41.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P. to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $0.9 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively. The fees paid for these products and services were approximately $3.1 million and $2.1 million during the nine months ended September 30, 2016 and 2015, respectively.

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

Litigation — On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from November 19, 2014 through October 29, 2015 (the “Class Period”).  On July 22, 2016, the court appointed lead plaintiff, and on September 30, 2016, lead plaintiff filed an amended complaint.  The amended complaint names as defendants the Company, certain current and former Company officers, and certain current and former members of the Board of Directors, among others.  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief.  The

Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the Appeals Officer and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our discussions with the Appeals Officer are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. Although we have not received a notice of proposed adjustment for 2012 or 2013, we believe it is reasonable to expect the IRS to propose transfer pricing adjustments for these tax years similar in principle to those made for the years ended December 31, 2010 and 2011. Due to lease amendments made effective with the lease renewal on February 1, 2012, we would expect any proposed adjustments for 2012 and 2013 to be significantly less than the adjustments proposed for 2010 and 2011.

Purchase Commitments — As of September 30, 2016, we had approximately $32.1 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of September 30, 2016, we had $15.3 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax expense of approximately $19.4 million and income tax benefit of $1.4 million for the three and nine months ended September 30, 2016, respectively. The Company recorded a provision for federal, state and foreign income expense of approximately $15.4 million and $17.4 million for the three and nine months ended September 30, 2015, respectively. The provision for the three and nine month periods ended September 30, 2016 and 2015, differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2015, the impact of certain equity compensation charges that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs), and performance-based restricted stock units (“PSUs”).

During the three and nine months ended September 30, 2016, we recognized compensation expense of $3.7 million and $10.8 million, respectively, excluding related taxes. During the three and nine months ended September 30, 2015, we recognized compensation expense of $6.2 million and $19.2 million, respectively, excluding related taxes. Unrecognized compensation expense as of September 30, 2016 was $17.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

As of September 30, 2016, there were 11.2 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

RSAs — During the nine months ended September 30, 2016, we issued 0.7 million RSAs with a weighted average grant date fair value of $11.66 per share, which generally vest in equal annual installments over three years from the date of grant.

RSUs — During the nine months ended September 30, 2016, we issued 0.1 million RSUs with a weighted average grant date fair value of $11.48 per unit, which generally vest in equal annual installments over three years from the date of grant.  Vested RSUs are settled for our common stock.

PSUs — During the nine months ended September 30, 2016, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the nine months ended September 30, 2016 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of common shares issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the nine months ended September 30, 2016 was $12.18 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

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

NOTE 12. EARNINGS PER SHARE

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

The calculations of basic and diluted earnings (loss) per share are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$22,666	$17,058	$(1,260)	$18,537
Denominator:
Weighted average number of shares outstanding, basic	115,795	129,858	118,886	129,264
Weighted average number of shares outstanding, diluted	115,955	130,914	118,886	130,543

Basic and diluted earnings (loss) per share	$0.20	$0.13	$(0.01)	$0.14

For both the three and nine month periods ended September 30, 2016, approximately 0.7 million shares were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.  For the three and nine month period ended September 30, 2015, an immaterial amount of shares were anti-dilutive.

During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, these repurchases could be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program could be suspended or discontinued at any time.

The Repurchase Program was completed in May 2016. The Company repurchased 8.1 million shares of common stock at a weighted-average price of $12.27 per share, for an aggregate purchase price, including commissions, of $100.0 million. The shares repurchased through the Repurchase Program represented approximately 6.6% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

NOTE 13. SEGMENTS

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

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA. We define Adjusted EBITDA as our net (loss) income (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Owned hotels	$236,426	$245,558	$688,345	$711,451
Franchise and management (1)	32,101	31,460	89,221	87,357
Segment revenues	268,527	277,018	777,566	798,808
Other fee-based revenues from franchise properties	7,310	6,668	19,276	17,960
Corporate and other (2)	33,824	34,757	95,955	97,862
Intersegment elimination (3)	(37,349)	(39,340)	(109,159)	(113,533)
Total revenues	$272,312	$279,103	$783,638	$801,097
Adjusted EBITDA
Owned hotels	76,662	87,098	228,154	253,922
Franchise and management	32,101	31,460	89,221	87,357
Segment Adjusted EBITDA	108,763	118,558	317,375	341,279
Corporate and other	(8,026)	(4,327)	(26,930)	(25,208)
Adjusted EBITDA	$100,737	$114,231	$290,445	$316,071

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $18.8 million and $20.0 million for the three month periods ended September 30, 2016 and 2015, respectively, and $55.3 million and $58.3 million for the nine month periods ended September 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $37.4 million and $39.3 million for the three month periods ended September 30, 2016 and 2015, respectively, and $109.2 million and $113.5 million for the nine month periods ended September 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and nine month periods ended September 30, 2016 and 2015, Adjusted EBITDA and EBITDA should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Adjusted EBITDA	$100,737	$114,231	$290,445	$316,071
Impairment loss	(1,058)	(1,823)	(100,618)	(44,321)
Gain (loss) on sale	2,048	(85)	2,770	(4,088)
Loss on retirement of assets	—	—	—	(161)
Gain (loss) related to casualty disasters	303	(393)	282	(1,064)
Equity based compensation	(3,701)	(3,320)	(10,811)	(16,464)
Amortization of software service agreements (1)	(2,272)	(2,169)	(6,906)	(6,123)
Severance charges (2)	—	(11,021)	—	(11,021)
Other gains (losses), net (3)	2,714	873	(4,833)	(3,400)
EBITDA	98,771	96,293	170,329	229,429
Interest expense	(20,501)	(20,988)	(61,190)	(66,021)
Income tax (expense) benefit	(19,362)	(15,406)	1,359	(17,366)
Depreciation and amortization	(36,224)	(42,816)	(111,620)	(127,212)
Noncontrolling interests	(18)	(25)	(138)	(293)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$22,666	$17,058	$(1,260)	$18,537

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $2.1 million and $6.1 million, which was classified as depreciation and amortization for the three and nine months ended September 30, 2015, respectively, has been reclassified to general and administrative in our consolidated statement of operations.  See Note 2 for additional information.

(2)	Includes cash and non-cash charges related to the departure of the Company’s former President and Chief Executive Officer.
(3)

Other gains (losses), net primarily consist of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), secondary offering costs, IRS legal defense costs, severance costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Total Assets
Owned hotels	$2,509,091	$2,682,394
Franchise and management	198,820	192,284
Total segments assets	2,707,911	2,874,678
Corporate and other	181,071	111,166
Total	$2,888,982	$2,985,844

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the nine month periods ended September 30, 2016 and 2015:

	For the nine months ended September 30,
	2016	2015 (1)
Capital Expenditures
Owned hotels	$76,804	$59,480
Franchise and management	—	—
Total segment capital expenditures	76,804	59,480
Corporate and other	12,963	$7,313
Total	$89,767	$66,793

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, cash payments of software service agreements in the amount of $7.6 million, which were classified as capital expenditures in corporate and other for the nine months ended September 30, 2015, have been reclassified as a change in other current assets in our consolidated statement of cash flows.  See Note 2 for additional information.

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels in the U.S. and Canada are La Quinta Inn & Suites. Building on this strong brand identity, in the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” mark as the primary hotel identifier, with the “La Quinta” tag line. All new franchised locations in Mexico and in Central and South America will now use “LQ Hotel” as their primary mark. Our system-wide portfolio, as of September 30, 2016, consisted of 893 hotels representing approximately 88,000 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 326 hotels were owned and operated and 567 were franchised. We also have a pipeline of 239 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three and nine months ended September 30, 2016, we derived over 99% of our revenue from within the United States.

In 2016, the Company is focusing on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a comprehensive strategic review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying and testing enhancements to the hotel operating model for our owned hotels, and (3) delivering enhancements to the La Quinta Returns loyalty program.  Possible outcomes from the evaluations of our owned hotel portfolio include, but are not limited to, improving a hotel through a significant renovation, or disposing of the hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of September 30, 2016 and 2015.

	As of September 30,
	2016	2015
Number of Hotels in Operation
Owned Hotels (1)	326	352
Franchised Hotels(2)	567	532
Total Owned and Franchised Hotels	893	884

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. At September 30, 2016 and 2015, Owned Hotels includes nine and 24 hotels, respectively, designated as assets held for sale, which are subject to definitive purchase agreements.

(2)

At September 30, 2016 and 2015, Franchised Hotels includes eight and two hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned, franchised and managed hotels as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	181	185
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	47	54
La Quinta Inns (exterior corridor)	95	110
Total Owned	326	352
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	480	446
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	71	77
La Quinta Inns (exterior corridor)	3	6
LQ Hotel (interior corridor)	10	—
Total Franchised	567	532
Total Hotels	893	884

(1)

Of the nine Owned Hotels designated as assets held for sale as of September 30, 2016, three are La Quinta Inn & Suites (interior corridor), two are La Quinta Inns (interior corridor) and four are La Quinta Inns (exterior corridor).  Of the 24 Owned Hotels designated as assets held for sale as of September 30, 2015, five are La Quinta Inn & Suites (interior corridor), seven are La Quinta Inns (interior corridor) and 12 are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three and nine month periods ended September 30, 2016 and 2015. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

Our review of our owned hotel portfolio has identified a first wave of approximately 55 properties that, with the appropriate scope of capital investment and renovation, have the opportunity to re-position upwards within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

The first of these renovations will occur in the fourth quarter of 2016, with the start and completion dates for these projects being staggered over the next few quarters.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons to come, such as the important spring break and summer travel seasons.

For those owned hotels not part of the first wave of renovations, our ongoing strategic review could result in several outcomes.  For example, among other possible outcomes, we could conclude that:

•	The property is appropriately positioned within its market; or
•	The property should be part of a second wave of incremental renovations beginning in late 2017; or
•	The property should be disposed of and/or removed from the La Quinta brand, opening the market to potential new franchise development.

If a decision is made to dispose of a hotel or groups of hotels from the La Quinta brand, we expect that our revenue and Adjusted EBITDA from owned hotels will decrease and that decrease may be material. Additionally, a decision to dispose of a hotel or groups of hotels may result in an impairment charge related to the reduced holding period of the hotels. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase and sale agreement for 24 of our owned hotels. The sales of 11 hotels were finalized in the fourth quarter of 2015, ten more were finalized through September 30, 2016 and the final three closed in October 2016.

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

Key indicators of financial condition and operating performance

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data that are commonly used within the lodging industry to evaluate hotel financial and operating performance. Our management uses this information to measure the performance of hotel properties and/or our business as a whole. Historical information is periodically compared to our internal budgets, as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining management and employee compensation.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption, (ii) owned hotels that become subject to a purchase and sale agreement, or (iii) hotels in which comparable results otherwise become unavailable, until such time thereafter that a hotel again meets the definition of a comparable hotel. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 893 in our system as of September 30, 2016, 799 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three months ended September 30, 2016	Variance three months 2016 vs. three months 2015	Nine months ended September 30, 2016	Variance nine months 2016 vs. nine months 2015
Occupancy	70.3%	-111 bps	67.9%	-126 bps
ADR	$92.70	2.3%	$89.78	1.3%
RevPAR	$65.15	0.8%	$60.99	-0.5%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three months ended September 30, 2016	Variance three months 2016 vs. three months 2015	Nine months ended September 30, 2016	Variance nine months 2016 vs. nine months 2015
RevPAR Index (1)	97.0%	18 bps	96.2%	-75 bps
(1)	Information based on the STR competitive set of hotels existing as of September 30, 2016.

We experienced an increase in RevPAR Index during the three months ended September 30, 2016. For the nine months ended September 30, 2016, we had a decline in RevPAR Index. We have identified and started enacting several key initiatives which are designed to address this decline, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives have caused incremental expenditures in the third quarter of 2016 and we expect to incur future incremental expenditures.

From September 30, 2015 to September 30, 2016, our total number of owned and franchised La Quinta hotels has grown from 884, or 87,600 rooms, to 893, or 88,000 rooms, with franchised hotels increasing from 532 to 567. At September 30, 2015, our franchise pipeline numbered 221 hotels, or 19,500 rooms, and has grown to 239 hotels, or 21,800 rooms, at September 30, 2016, while we have opened a net total of 35 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 31% of the conversions and new construction projects have commenced as of September 30, 2016.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

For the three months ended September 30, 2016, we experienced, on a system-wide comparable hotels basis, increases in ADR and RevPAR and a decline in occupancy, compared to the three months ended September 30, 2015. The decline in occupancy is a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.  Excluding these STR oil tracts, our third quarter system-wide comparable RevPAR would have increased by 2.0%, as compared to prior year, which is a 120 basis point lift from our system-wide comparable results for the third quarter.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods:

	For the three months ended September 30,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$230,081	$238,758	$(8,677)	(3.6)
Franchise and other fee-based revenues	30,026	28,504	1,522	5.3
Other hotel revenues	4,895	5,173	(278)	(5.4)
	265,002	272,435	(7,433)	(2.7)
Brand marketing fund revenues from franchised properties	7,310	6,668	642	9.6
Total Revenues	272,312	279,103	(6,791)	(2.4)
Operating Expenses
Direct lodging expenses	108,649	105,268	3,381	3.2
Depreciation and amortization (1)	36,048	42,194	(6,146)	(14.6)
General and administrative expenses (1)	29,572	33,930	(4,358)	(12.8)
Other lodging and operating expenses	14,872	17,165	(2,293)	(13.4)
Marketing, promotional and other advertising expenses	15,566	19,230	(3,664)	(19.1)
Impairment loss	1,058	1,823	(765)	(42.0)
(Gain) loss on sales	(2,048)	85	(2,133)	NM	(2)
	203,717	219,695	(15,978)	(7.3)
Brand marketing fund expenses from franchised properties	7,310	6,668	642	9.6
Total Operating Expenses	211,027	226,363	(15,336)	(6.8)
Operating Income	61,285	52,740	8,545	16.2
Other (Expenses) Income
Interest expense, net	(20,427)	(20,970)	543	(2.6)
Other income	1,188	719	469	65.2
Total Other (Expenses) Income, net	(19,239)	(20,251)	1,012	(5.0)
Income Before Income Taxes	42,046	32,489	9,557	29.4
Income tax expense	(19,362)	(15,406)	(3,956)	25.7
Net Income	22,684	17,083	5,601	32.8
Less: net income attributable to noncontrolling interests	(18)	(25)	7	(28.0)
Net Income Attributable to La Quinta Holdings’ stockholders	$22,666	$17,058	$5,608	32.9

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $2.1 million, which was classified as depreciation and amortization for the three months ended September 30, 2015, has been reclassified as a general and administrative expenses in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended September 30, 2016	Variance 2016 vs. 2015
Owned Hotels
Occupancy	68.2%	-192 bps
ADR	$87.28	3.1%
RevPAR	$59.56	0.2%
Franchised Hotels
Occupancy	72.4%	-25 bps
ADR	$98.09	1.6%
RevPAR	$71.03	1.2%
System-wide
Occupancy	70.3%	-111 bps
ADR	$92.70	2.3%
RevPAR	$65.15	0.8%

Revenues

Owned hotels

As of September 30, 2016, we owned 326 hotels, comprising approximately 41,700 rooms, located in the United States. Room revenues at our owned hotels for the three months ended September 30, 2016 and 2015 totaled $230.1 million and $238.8 million, respectively. The decrease of $8.7 million, or 3.6 percent, was primarily driven by the sale of 26 owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.2 percent for the three months ended September 30 2016 over the prior year period. The increase in RevPAR was driven by a 3.1  percent increase in ADR, partially offset by a decrease in occupancy of 192 basis points. The decline in occupancy is a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.

Other hotel revenues at our owned hotels for the three months ended September 30, 2016 and 2015 totaled $4.9 million and $5.2 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2016, we had 567 franchised hotels, comprising approximately 46,300 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the three months ended September 30, 2016 and 2015 totaled $30.0 million and $28.5 million, respectively. The increase of $1.5 million, or 5.3 percent, was primarily driven by a net increase of 35 hotels to our franchise system from September 30, 2015 to September 30, 2016 and an increase in RevPAR at our comparable franchised hotels of 1.2 percent, which was due to an increase in ADR of 1.6 percent, partially offset by a decrease in occupancy of 25 basis points. The decline in occupancy is primarily a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.

Operating expenses

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$108.6	$105.3	3.2
Other lodging and operating expenses	14.9	17.2	(13.4)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $123.5 million and $122.5 million, for the three months ended September 30, 2016 and 2015, respectively, resulting in an increase of $1.0 million, or 0.8 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. In addition, uninsured losses increased for the three months ended September 30, 2016. These expense increases were partially offset by a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015.  Additionally, the Company realized a decrease in expenses related to a reduction in utility costs, including electricity and natural gas. Other lodging and operating expenses decreased, primarily due to decreased losses realized in the third quarter of 2016 related to casualty disasters, as compared to the third quarter of 2015.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$36.0	$42.2	(14.6)

Depreciation and amortization expense for our owned hotels totaled $36.0 million and $42.2 million, respectively, for the three months ended September 30, 2016 and 2015. The decrease of $6.2 million, or 14.6 percent, was primarily the result of the suspension of depreciation for assets held for sale and from a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015. This decrease was partially offset by $115.0 million in capital expenditures between September 30, 2015 and September 30, 2016, which drove additional depreciation on certain owned assets in 2016.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$29.6	$33.9	(12.8)

General and administrative expenses totaled $29.6 million and $33.9 million, respectively, for the three months ended September 30, 2016 and 2015. For the three months ended September 30, 2015 general and administrative expenses included $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO. Excluding these charges in the three months ended September 30, 2015, general and administrative expenses increased for the three months ended September 30, 2016 compared to the prior year, primarily as a result of increases in corporate bonus, stock based compensation for new grants, and insurance costs. The corporate bonus for the three month period ended September 30, 2015 excluded corporate bonus expense for the CEO.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$15.6	$19.2	(19.1)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $15.6 million and $19.2 million, respectively, for the three months ended September 30, 2016 and 2015. The decrease of $3.6 million, or 19.1 percent, was primarily driven by the timing of spending under certain brand programs and decreased spending in broadcast media. In addition, we spent $7.3 million and $6.7 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended September 30, 2016 and 2015, respectively which increased due to timing of spending.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$1.1	$1.8	(42.0)

During the third quarter of 2016, we entered into agreements to sell five of our Owned Hotels for approximately $34.9 million. In connection with the sale agreements, we recorded an impairment charge of $0.9 million to adjust the value of these assets to their fair value, less transaction costs.  Additionally, we recorded $0.2 million of additional impairment for hotels included in assets held for sale.

In the third quarter of 2015, the Company entered into discussions to sell a restaurant parcel. Due to the potential reduced holding period of the assets related to the restaurant parcel, the Company recorded an impairment charge of $1.6 million in the three months ended September 30, 2015 to adjust the value of these assets to their estimated fair value. In addition, the Company recorded a $0.2 million impairment related to 24 Owned Hotels designated as assets held for sale, which are subject to a definitive purchase agreement.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
(Gain) loss on sales	$(2.0)	$0.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the third quarter of 2016, we sold 10 of our Owned Hotels for a gain of approximately $2.0 million.  Of the 10 hotels, seven hotels were from the 24 hotels identified as held for sale in the third quarter of 2015.  Of the remaining three hotels, two hotels were identified as held for sale in the second quarter of 2016 and the remaining hotel was identified and sold within the third quarter of 2016.  The hotels held for sale as of June 30, 2016 were sold at their carrying value which represented fair value less transaction costs.

During the third quarter 2015, we sold a restaurant parcel for a loss on sale of approximately $0.1 million.

Other Income (Expenses)

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$20.4	$21.0	(2.6)

Interest expense, net, totaled $20.4 million and $21.0 million, respectively, for the three months ended September 30, 2016 and 2015. The decrease of $0.6 million, or 2.6 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Three months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax expense	$(19.4)	$(15.4)	25.7

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the three month periods ended September 30, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2015 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended September 30, 2016 and 2015.

	Three months ended September 30,
(in thousands)	2016	2015
Revenues
Owned Hotels	$236,426	$245,558
Franchised Hotels(1)	32,101	31,460
Segment revenues	268,527	277,018
Other revenues from franchised properties	7,310	6,668
Corporate and other (2)	33,824	34,757
Intersegment elimination (3)	(37,349)	(39,340)
Total revenues	$272,312	$279,103
Adjusted EBITDA
Owned Hotels	$76,662	$87,098
Franchised Hotels	32,101	31,460
Segment Adjusted EBITDA	108,763	118,558
Corporate and other	(8,026)	(4,327)
Adjusted EBITDA	$100,737	$114,231

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $18.8 million and $20.0 million for each of the three month periods ended September 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $37.4 million and $39.3 million for each of the three month periods ended September 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $9.2 million and an increase in direct lodging expenses of $3.3 million partially offset by a decrease in other lodging and operating expenses of $2.3 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $0.6 million primarily as a result of the net addition of 35 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 1.2 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

For the nine months ended September 30, 2016, we experienced on a system-wide comparable hotels basis an increase in ADR and declines in occupancy and RevPAR, compared to the nine months ended September 30, 2015. The declines in occupancy and RevPAR are primarily a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.

Excluding these STR oil tracts, our nine months ended September 30, 2016 system-wide comparable RevPAR would have increased by 1.1%, as compared to prior year nine month period, which is a 160 basis point lift from our system-wide comparable results for the nine months ended September 30, 2015. In addition, the nine months ended September 30, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the nine months ended September 30, 2015, primarily related to the first six months of 2015.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the nine months ended September 30, 2016 and 2015, including the amount and percentage change in these results between the periods:

	Nine months ended September 30,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$669,422	$692,893	$(23,471)	(3.4)
Franchise and other fee-based revenues	80,196	75,558	4,638	6.1
Other hotel revenues	14,744	14,686	58	0.4
	764,362	783,137	(18,775)	(2.4)
Brand marketing fund revenues from franchised and managed properties	19,276	17,960	1,316	7.3
Total Revenues	783,638	801,097	(17,459)	(2.2)
Operating Expenses
Direct lodging expenses	311,139	302,775	8,364	2.8
Depreciation and amortization (1)	110,973	126,170	(15,197)	(12.0)
General and administrative expenses (1)	86,451	98,797	(12,346)	(12.5)
Other lodging and operating expenses	45,848	49,122	(3,274)	(6.7)
Marketing, promotional and other advertising expenses	55,853	57,034	(1,181)	(2.1)
Impairment loss	100,618	44,321	56,297	NM	(2)
(Gain) loss on sales	(2,770)	4,088	(6,858)	NM	(2)
	708,112	682,307	25,805	3.8
Brand marketing fund expenses from franchised and managed properties	19,276	17,960	1,316	7.3
Total Operating Expenses	727,388	700,267	27,121	3.9
Operating Income	56,250	100,830	(44,580)	(44.2)
Other Income (Expenses)
Interest expense, net	(61,019)	(65,932)	4,913	(7.5)
Other income	2,288	1,298	990	76.3
Total Other Income (Expenses)	(58,731)	(64,634)	5,903	(9.1)
(Loss) Income Before Income Taxes	(2,481)	36,196	(38,677)	NM	(2)
Income tax benefit (expense)	1,359	(17,366)	18,725	NM	(2)
Net (Loss) Income	(1,122)	18,830	(19,952)	NM	(2)
Less: net income attributable to noncontrolling interests	(138)	(293)	155	(52.9)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(1,260)	$18,537	$(19,797)	NM	(2)

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $6.1 million, which was classified as depreciation and amortization for the nine months ended September 30, 2015, has been reclassified as a general and administrative expense in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Nine months ended September 30, 2016	Variance 2016 vs. 2015
Owned Hotels
Occupancy	67.1%	-205 bps
ADR	$85.81	1.8%
RevPAR	$57.57	-1.2%
Franchised Hotels
Occupancy	68.8%	-42 bps
ADR	$93.86	0.8%
RevPAR	$64.59	0.1%
System-wide
Occupancy	67.9%	-126 bps
ADR	$89.78	1.3%
RevPAR	$60.99	-0.5%

Revenues

Owned hotels

As of September 30, 2016, we owned 326 hotels, comprising approximately 41,700 rooms, located in the United States. Room revenues at our owned hotels for the nine months ended September 30, 2016 and 2015 totaled $669.4 million and $692.9 million, respectively. The decrease of $23.5 million, or 3.4 percent, was primarily driven by a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015 and a decrease in RevPAR at our comparable owned hotels of 1.2 percent, which was due to a decrease in occupancy of 205 basis points, partially offset by an increase in ADR of 1.8 percent. The declines in occupancy and RevPAR are primarily a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.

Other hotel revenues at our owned hotels for both nine month periods ended September 30, 2016 and 2015 totaled $14.7 million. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2016, we had 567 franchised hotels, comprising approximately 46,300 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the nine months ended September 30, 2016 and 2015 totaled $80.2 million and $75.6 million, respectively. The increase of $4.6 million, or 6.1 percent, was primarily driven by a net increase of 35 new hotels to our franchise system from September 30, 2015 to September 30, 2016 and an increase in RevPAR at our comparable franchised hotels of 0.1 percent, which was due to an increased ADR of 0.8 percent, partially offset by a decrease in occupancy of 42 basis points. The decline in occupancy is primarily a result of a slowing of demand affecting the hotel industry as a whole, including corporate transient travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons are moderating.

Operating expenses

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$311.1	$302.8	2.8
Other lodging and operating expenses	45.8	49.1	(6.7)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $356.9 million and $351.9 million, for the nine months ended September 30, 2016 and 2015, respectively, resulting in an increase of $5.0 million, or 1.4 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. Additionally, uninsured losses increased for the nine months ended September 30, 2016. These expense increases were partially offset by a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015 and a decrease in utility costs, including electricity and natural gas. In addition, other lodging and operating expenses decreased, primarily due to net gains realized in 2016 related to casualty disasters and from a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$111.0	$126.2	(12.0)

Depreciation and amortization expense for our owned hotels totaled $111.0 million and $126.2 million, respectively, for the nine months ended September 30, 2016 and 2015. The decrease of $15.2 million, or 12.0 percent, was primarily the result of the suspension of depreciation for assets held for sale and from a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015.  This decrease was partially offset by $115.0 million in capital expenditures between September 30, 2015 and September 30, 2016, which drove additional depreciation on certain owned assets in 2016.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$86.5	$98.8	(12.5)

General and administrative expenses totaled $86.5 million and $98.8 million, respectively, for the nine months ended September 30, 2016 and 2015. For the nine months ended September 30, 2015 general and administrative expenses included equity based compensation expense of $5.6 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. Additionally for the nine months ended September 30, 2015 general and administrative expenses included $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO. Excluding these charges in the nine months ended September 30, 2015, general and administrative expenses increased for the nine months ended September 30, 2016 compared to the prior year, primarily as a result of increases in corporate bonus, stock based compensation for new grants, insurance costs, and additional corporate purchased services.  The corporate bonus for the nine month period ended September 30, 2015 excluded corporate bonus expense for the CEO. In 2015, we incurred professional services fees related to a secondary offering of our common stock.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$55.9	$57.0	(2.1)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $55.9 million and $57.0 million, respectively, for the nine months ended September 30, 2016 and 2015. The decrease of $1.1 million, or 2.1 percent, was primarily driven by the timing of spending under certain brand programs and decreased spending in broadcast media. In addition, we spent $19.3 million and $18.0 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the nine months ended September 30, 2016 and 2015, respectively which increased due to timing of spending.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$100.6	$44.3	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the third quarter of 2016, we entered into agreements to sell five of our Owned Hotels for approximately $34.9 million. In connection with the sale agreement, we recorded an impairment charge of $0.9 million to adjust the value of these assets to their fair value, less transaction costs.  Additionally, we recorded $0.2 million of additional impairment for hotels included in assets held for sale.

During the second quarter of 2016, we entered into agreements to sell three of our Owned Hotels for approximately $10.4 million. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter. We recorded $0.6 million in additional impairment related to transaction costs.  In June of 2016, we began negotiations to sell two of our Owned Hotels for approximately $18.5 million; this resulted in an impairment of $13.7 million.  Additionally, during the second quarter of 2016, we identified one Owned Hotel in which it was determined that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million related to this property.

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

In 2015, the Company entered into discussions for the sale of 24 of its owned hotels. Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $42.7 million in the nine months ended September 30, 2015 to adjust the value of these assets to their estimated fair value. Additionally, during the third quarter of 2015, the Company entered into discussions to sell a restaurant parcel. Due to the potential reduced holding period of the restaurant assets, the Company recorded an impairment charge of $1.6 million during the three months ended September 30, 2015 to adjust the value of these assets to their estimated value.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
(Gain) loss on sales	$(2.8)	$4.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the nine months ended September 30, 2016, we sold 15 of our Owned Hotels for a gain of approximately $2.8 million.  Of the 15, 10 hotels were from the 24 hotels marked as held for sale in the third quarter of 2015.

During the nine months ended September 30, 2015, we sold one of our Owned Hotels for a loss of approximately $4.0 million. Additionally, during 2015, we sold a restaurant parcel for a loss on sale of $0.1 million.

Other Income (Expenses)

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$61.0	$65.9	(7.5)

Interest expense, net, totaled $61.0 million and $65.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $4.9 million, or 7.5 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Nine months ended September 30,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax benefit (expense)	$1.4	$(17.4)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual income tax rate to income from recurring operations and taxable income. The provision for the nine month periods ended September 30, 2016 and 2015 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for tax purposes. See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2015 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
(in thousands)	2016	2015
Revenues
Owned Hotels	$688,345	$711,451
Franchise and Management (1)	89,221	87,357
Segment revenues	777,566	798,808
Other revenues from franchised and managed properties	19,276	17,960
Corporate and other (2)	95,955	97,862
Intersegment elimination (3)	(109,159)	(113,533)
Total revenues	$783,638	$801,097
Adjusted EBITDA
Owned Hotels	$228,154	$253,922
Franchise and Management	89,221	87,357
Segment Adjusted EBITDA	317,375	341,279
Corporate and other	(26,930)	(25,208)
Adjusted EBITDA	$290,445	$316,071

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $55.3 million and $58.3 million for each of the nine month periods ended September 30, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $109.2 million and $113.5 million for each of the nine month periods ended September 30, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of 26 hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2015 and a decline in RevPAR of 1.2 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $23.2 million and an increase in direct lodging expenses of $8.3 million, partially offset by decreases in other lodging and operating expenses of $3.3 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and Management segment revenues increased by $1.8 million primarily as a result of the net addition of 35 hotels to our franchise system and an increase in RevPAR of 0.1 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had total cash and cash equivalents of $148.2 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments. During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). The Repurchase Program was completed in May 2016. The Company repurchased approximately 8.1 million shares of common stock at a weighted-average price of $12.27 per share, for an aggregate purchase price of $100.0 million.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of September 30, 2016), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our new credit agreement. In addition, following consummation of the IPO in April of 2014, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million. Accordingly, we expect that in the future, our cash taxes, after utilization of net operating losses (“NOLs”), currently expected to be fully utilized in 2016, will approximate the income tax provision in our financial statements. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We do not believe that the Section 382 limitations will prevent the Company from using its total pre-ownership change NOL carryforwards.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the nine months ended September 30,		Percent Change
(in millions)	2016	2015	2016 vs. 2015
Net cash provided by operating activities	$206.0	$233.7	(11.9)
Net cash used in investing activities	(30.2)	(56.7)	(46.7)
Net cash used in financing activities	(114.4)	(169.3)	(32.4)

Our ratio of current assets to current liabilities was 1.43 and 1.07 as of September 30, 2016 and December 31, 2015, respectively.

Operating activities

Net cash provided by operating activities was $206.0 million for the nine months ended September 30, 2016, compared to $233.7 million for the nine months ended September 30, 2015. The $27.7 million decrease was primarily driven by decreased operating income prior to the reduction for equity based compensation and the impairment loss. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $30.2 million, compared to $56.7 million during the nine months ended September 30, 2015. The $26.5 million decrease in cash used in investing activities was primarily attributable to proceeds from sale of assets, partially offset by an increase in capital expenditures.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2016 was $114.4 million, compared to $169.3 million during the nine months ended September 30, 2015. The $54.9 million decrease in cash used in financing activities was primarily attributable to prior period voluntary principal payment of long-term debt of $135.0 million, partially offset by an increase in share repurchases in 2016 of $100.9 million.

Capital expenditures

During the nine months ended September 30, 2016 and 2015, we made capital expenditures of approximately $89.8 million and $66.8 million, respectively. The increase was a result of the Company’s commitment to drive consistency in our product.

As of September 30, 2016, we had outstanding commitments under capital expenditure contracts of approximately $32.1 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.36 percent per annum at December 31, 2015 to 0.53% percent at September 30, 2016. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of September 30, 2016 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2016	2017	2018	2019	2020	Thereafter	value	value
Term Facility	$4.4	$17.5	$17.5	$17.5	$17.5	$1,628.6	$1,703.0	$1,714.5
Weighted average interest rate (1)							4.257%

(1)	Weighted average interest rate as of September 30, 2016, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from November 19, 2014 through October 29, 2015 (the “Class Period”).  On July 22, 2016, the court appointed lead plaintiff, and on September 30, 2016, lead plaintiff filed an amended complaint.  The amended complaint names as defendants the Company, certain current and former Company officers, and certain current and former members of the Board of Directors, among others.  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief.  The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/16-7/31/16	—	$—	—	$—
8/1/16-8/31/16	882	11.53	—	—
9/1/16-9/30/16	6,831	11.61	—	—
Total	7,713	$11.60	—	$—

(1) Includes 882 and 6,831 shares for the periods from August 1 through August 31 and September 1 through September 30, respectively, repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s 2014 Omnibus Incentive Plan.

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: November 2, 2016	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2016	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)