Form 10-K
period 2016-12-31
La Quinta Holdings Inc.
filed 2017-03-01
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36412

La Quinta Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	99-1032961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, Texas 75038

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (214) 492-6600

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $916.3 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 24, 2017 was 117,039,146.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

LA QUINTA HOLDINGS INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2016

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the following risks, uncertainties and factors:

•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop, sell or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;
•	the results of the audit by the Internal Revenue Service;
•	our substantial indebtedness;
•	risks related to pursuing the separation of our businesses; and
•	Blackstone’s significant influence over us.

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
•

“comparable hotels” means hotels that: were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year, except for (i) hotels that sustained substantial property damage or other business interruption, (ii) owned hotels that become subject to a purchase and sale agreement, or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, RevPAR and RevPAR Index on a system-wide basis and for each of our reportable segments;

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

PART I

Item 1.	Business

Overview

Our system-wide portfolio, as of December 31, 2016, consisted of 888 hotels representing approximately 87,200 rooms located predominantly in 48 states across the U.S., as well as in Canada, Mexico, Honduras and Colombia, of which 322 hotels were owned and operated and 566 were franchised. We also have a pipeline of 248 franchised hotels as of December 31, 2016, to be located in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador (90% of which represents new construction as opposed to the conversion of an existing hotel).

As illustrated by the following table, from 2006 to December 31, 2016, we have grown our total number of owned and franchised hotels worldwide from 569 properties to 888 properties.

(1)

Information as of last day of each fiscal year presented. Certain of our owned hotels were previously operated by us as non-La Quinta hotels and are not included in this table until such time as they were converted to La Quinta-branded hotels. From the Acquisition (defined below) through December 31, 2016 and primarily in 2006, we converted 128 such hotels.

La Quinta was founded in San Antonio, Texas in 1968 and has a 48-year history of owning and operating hotels. From 1973 to January 2006, we operated through our predecessors as a public company. In January 2006, we were acquired by Blackstone (the “Acquisition”). At the time of the Acquisition, we had a total of 425 hotels, of which 267 were owned hotels and 158 were franchised hotels. Since the Acquisition and through December 31, 2016, we expanded our franchise system by over three times, growing from 158 franchised hotels to 566 franchised hotels. We also established a franchise presence in Mexico, Central America and South America, with 38 hotels either open or in the pipeline in those regions.

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

The table below sets forth the number of hotels and rooms as of December 31, 2016:

	Owned		Franchised		Total
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Texas	70	9,441	159	11,746	229	21,187
Florida	50	6,125	23	2,062	73	8,187
California	21	3,127	36	3,179	57	6,306
Georgia	14	1,696	24	1,866	38	3,562
Louisiana	13	1,796	17	1,103	30	2,899
Colorado	15	1,894	13	1,134	28	3,028
Tennessee	8	988	19	1,495	27	2,483
Oklahoma	2	236	23	1,695	25	1,931
Illinois	8	1,097	10	876	18	1,973
New Mexico	8	914	11	758	19	1,672
Other states	113	13,922	219	18,676	332	32,598
United States Total	322	41,236	554	44,590	876	85,826
Mexico	—	—	8	1,132	8	1,132
Canada	—	—	2	133	2	133
Honduras	—	—	1	110	1	110
Colombia	—	—	1	82	1	82
Total	322	41,236	566	46,047	888	87,283

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

We own, operate and franchise all of our hotels under the La Quinta Inn, La Quinta Inn & Suites and LQ Hotel trademarks. As of December 31, 2016, the hotels in our system consisted of 673 La Quinta Inn & Suites hotels, which include guest suites and are generally our newer hotels with interior corridors, 205 La Quinta Inns, 110 of which include interior corridors and 10 LQ Hotels, which is the primary trademark under which our hotels are identified in Mexico and Central and South America. When STR’s price points by segment are applied to each of our hotels, approximately 31% would be considered upper-midscale, approximately 51% would be considered midscale, approximately 8% would be considered economy (principally our owned hotels) and the balance would be considered in the segments above upper-midscale. We are focused on providing clean and comfortable guest rooms at affordable prices in convenient locations. Our hotels typically include common areas with amenities such as a great room (including breakfast seating area, lobby with seating area and business center), swimming pool and vending areas, and typically offer a complimentary breakfast. Our guest mix includes both business and leisure travelers. As of December 31, 2016, the hotels in our owned portfolio have an average age of 28 years, and the hotels in our franchise portfolio have an average age of 14 years, with over 30% being in our system less than five years.

Current designs for new La Quinta hotels are typically four story structures and approximately 56,900 square feet with approximately 85 to 120 interior corridor guest rooms. International La Quinta hotels generally also include expanded breakfast offerings, full-service restaurants and between 85 and 165 rooms. Certain of our owned hotels are larger than our typical design. For example, our hotel in downtown Chicago, which was converted from office space to a La Quinta-branded hotel in 2009, is approximately 141,000 square feet with 241 guest rooms. All new franchised hotels are La Quinta Inn & Suites in the U.S., and Canada. Franchised hotels in Mexico, Central and South America, use the “LQ Hotel” as the primary mark.

At both our La Quinta Inn & Suites and La Quinta Inn hotels in the U.S. and Canada, our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We own approximately 60 buildings that are adjacent to some of our owned hotels, which we generally lease to third party restaurant operators.

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

On an ongoing basis, we evaluate additional capital projects such as accelerating renovation cycles for our owned hotels as well as investing in technology innovation that enhances our guest experience, and we will invest in those projects that we believe will provide an appropriate return on capital invested and increase RevPAR Index. In 2016, we undertook a review of our owned hotel portfolio to identify properties that, with the appropriate scope of capital investment and renovation, have the opportunity to re-position upwards within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets. Renovations of approximately 50 properties identified in this review commenced in the fourth quarter of 2016.  For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Key components and factors affecting our results of operations―Revenues.”

In addition, our franchise agreements allow us to require franchised hotels to replace furnishings every five to seven years and require upgrades to meet then-current brand standards at any time, but under these agreements, we may not require substantial upgrading or remodeling more often than once every five years.

We continually evaluate our owned hotel portfolio and, from time to time, we may sell certain hotels or groups of hotels that we determine are not consistent with our overall brand experience. In 2016, as part of a strategic review of our owned hotel portfolio, we identified approximately 50 hotels as candidates for sale and entered into agreements to sell six of those hotels, three of which were sold during 2016. Also in 2016 we entered into agreements to sell five additional owned hotels, three of which were sold during 2016 and two of which were sold subsequent to 2016 year-end. In 2015, we conducted a review of our portfolio of owned hotels and subsequently entered into a definitive purchase and sale agreement for 24 of our owned hotels, 11 of which were sold in the fourth quarter of 2015 and the remaining 13 were sold throughout 2016.

The following table summarizes our key operating statistics for our owned, franchised and managed hotels for the past five years (1):

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	180	183	184	184	185
La Quinta Inn & Suites (exterior corridor)	3	3	3	3	3
La Quinta Inns (interior corridor)	46	51	56	56	56
La Quinta Inns (exterior corridor)	93	104	110	114	142
Total Owned	322	341	353	357	386
Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	486	459	417	373	349
La Quinta Inn & Suites (exterior corridor)	4	3	3	5	3
La Quinta Inns (interior corridor)	64	77	84	89	92
La Quinta Inns (exterior corridor)	2	4	10	10	5
LQ Hotel (interior corridor) (2)	10	2	—	—	—
Total Franchised/Managed	566	545	514	477	449
Total	888	886	867	834	835
Occupancy Percentage
Company Owned Hotels	65.5%	67.0%	66.5%	64.4%	62.7%
Franchised/Managed Hotels	67.7%	68.2%	67.3%	64.3%	62.8%
Total	66.5%	67.5%	66.8%	64.4%	62.7%
Average Daily Rate
Company Owned Hotels	$84.68	$82.05	$78.81	$75.09	$70.55
Franchised/Managed Hotels	$92.99	$91.08	$88.33	$84.96	$81.80
Total	$88.73	$86.21	$83.02	$79.46	$75.21
RevPAR
Company Owned Hotels	$55.44	$54.95	$52.40	$48.36	$44.21
Franchised/Managed Hotels	$62.92	$62.15	$59.41	$54.61	$51.37
Total	$59.03	$58.23	$55.48	$51.14	$47.17
(1)	This table treats the Previously Managed Portfolio as “Company Owned Hotels.” See “Basis of Presentation in this Annual Report on Form 10-K.”
(2)	During the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” trademark as the primary hotel identifier, with the “La Quinta” tag line.

In addition, we have an active advisory Brand Council that includes both Company and franchisee representation and meets three to four times a year to discuss ways to strengthen our brand. Franchise representatives are elected from their geographical areas. Through the Brand Council, we often test new concepts at both owned and franchised hotels.

Our owned hotel operations

Centralized corporate services for our owned hotels include marketing, global and regional sales, revenue management, accounting, finance, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training.  During 2016, we reorganized our Owned Hotels leadership to include new levels of field leadership support to provide additional operational leadership to our general managers.  These regional and district managers are responsible for the oversight of day-to-day owned hotel operations, on-site guest experience, and certain regional and local financial and other operational metrics for their assigned hotels and areas.

Each owned hotel is operated as an individual profit center, generally with an on-site general manager who oversees all day-to-day operations. Our general managers focus their attention on delivering our “Here For You” guest experience, maintaining clean and comfortable guest rooms and achieving profitable operations. Their responsibilities also include recruiting, training and supervising the hotel’s staff. A typical owned hotel has approximately 20 to 25 employees, including the general manager, housekeepers, laundry attendants, maintenance staff, front desk guest service representatives and a night auditor. We also utilize assistant managers to support the general managers at certain hotels, which provides a pool of experienced candidates to fill open general manager positions as needed.

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

Our franchising operations

Our franchising activities include franchising both newly constructed hotels and existing hotels converted to meet our brand standards. La Quinta Inn & Suites represents the current standard for La Quinta in the United States and Canada and has largely been the exclusive focus of franchise growth since 2007. Franchised hotels in Mexico, Central, and South America utilize the LQ Hotel primary trademark.  As of December 31, 2016, there were 566 open and operating franchised La Quinta lodging facilities in the United States, Canada, Mexico, Honduras and Colombia and a pipeline of 248 locations, each represented by an executed franchise agreement. Twenty-eight of these properties are to be located in Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. The remaining properties are to be located throughout the United States, with 69 in Texas, 16 in Florida, 15 in California, 14 in New York, and the remaining 106 properties dispersed among 29 other states.

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

Franchising agreements and fees

A prospective franchisee is required to pay us a nonrefundable application fee of $5,000 when an application is made for a La Quinta franchise. We evaluate franchise applicants on the basis of their hotel operating experience and ability, financial resources strength and credit history, among other factors. Our current form of franchise agreement provides that approved franchise applicants will pay us an initial fee of $55,000, against which the application fee is credited, for up to 100 authorized guest rooms, plus $550 per guest room over 100. Historically, we have modified this initial fee to adapt to differing circumstances, such as the size and type of hotel facility, the location of the hotel site, and the experience and creditworthiness of the applicant. During our fiscal year ended December 31, 2016, franchisees were charged initial fees up to $59,400.  For certain of these agreements, the Company determined that the circumstances warranted waiving the initial fee in its entirety. Additionally, a franchisee may expand the number of guest rooms in a hotel with our approval, which generally requires payment of the then-standard per room initial fee per guest room. A franchisee may also transfer ownership of a hotel with our approval, which may require payment of a transfer fee.

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

Our franchise agreements generally have an initial term of 20 years, and, as of December 31, 2016, the average remaining term of our existing franchise contracts for open locations was approximately 14 years. We, and the franchisee, generally have a right to terminate the agreement on the tenth and fifteenth anniversary of the opening date of the franchised hotel and, if the hotel was converted from a competing brand, additionally on the fifth such anniversary. The franchisee may also terminate the agreement if the hotel is not meeting predetermined occupancy levels, which may, under certain circumstances, require payment of specified termination fees to us. Additionally, we have the right to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations, which may, under certain circumstances, require payment by the franchisee of specified liquidated damages to us. Since the inception of our franchising program, excluding temporary franchised locations, we have retained approximately 82% of our franchise properties and the majority of the terminations were initiated by us. During the fiscal year ended December 31, 2016, 25 franchise agreements for open locations terminated. Seventeen of these terminations were initiated by us, seven were initiated by the franchisee, and one expired by its terms. In addition, we had four temporary franchise agreements that terminated. The temporary franchise agreements were provided to owners of disposition properties (who were given the option to continue using the La Quinta brand while they transitioned to a new brand) which expired by their terms or were mutually terminated.

Franchising operations support

As of December 31, 2016, the average size of our franchised hotels is approximately 81 rooms. Before a franchised hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchised hotel opens, we strive to provide continued sales support and operational assistance. Each franchised hotel must adhere to rigorous brand standards of design, maintenance and guest service and is inspected periodically by a franchise service director to assure that the franchised hotel adheres to our brand standards. Competition for franchise agreements, however, may require us to reduce the level of hotel improvements required for a particular hotel.

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

Our pipeline

As of December 31, 2016, we had a pipeline of 248 future franchised hotels, representing approximately 23,100 rooms. Each hotel in our pipeline is represented by an executed 20-year franchise agreement. Ninety percent of our pipeline represents new construction and the remaining 10% represents the conversion of an existing hotel into a La Quinta-branded hotel. As of December 31, 2016, approximately 29% of the new construction and conversion of hotels in our pipeline had commenced. However, based on historical experience, while converted hotels in our pipeline can generally become operational between 12 to 18 months from the date of execution of the franchise agreement, and newly constructed hotels in our pipeline can generally become operational between 36 to 48 months from the date of execution of the franchise agreement, openings may be delayed, or abandoned, due to economic conditions, weather, construction and permit delays and other factors. Moreover, the commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing.

Additionally, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

As of December 31, 2014, 2015 and 2016 our pipeline numbered 207, 228 and 248 future franchised hotels, respectively. The size of our pipeline is a function of both the number of new agreements signed and the pace of opening hotels in the pipeline and, accordingly, will fluctuate over time. Moreover, we periodically evaluate our pipeline to determine whether to terminate any contracts and/or seek new franchisees in any particular locations. We opened 23% of the hotels in our pipeline as of the end of 2014 in 2015 and 18% of the hotels in our pipeline as of the end of 2015 in 2016.

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

The La Quinta brand is promoted through national, regional and local marketing. We advertise our brand on television through national cable and spot TV as well as national network radio, on the web through online advertising, social media, search marketing and email campaigns and in print through newspapers and magazines. We also conduct direct marketing to potential and former guests, including La Quinta Returns members. Our marketing is primarily supported through fee contributions, calculated as a percentage of gross room revenues, from our owned and franchised hotels to our marketing programs, including La Quinta Returns and the Brand Marketing Fund (“BMF”).

Our international marketing efforts are intended to reinforce general brand awareness while targeting local market needs. With eight hotels opened in Mexico, a portion of the fees paid to the BMF by Mexico franchisees will be devoted to a Mexico marketing program.

We have also launched a system-wide military initiative that supports hiring of military veterans, community outreach, franchise growth, sourcing and La Quinta Returns loyalty program tiers geared towards the military community.

La Quinta Returns.  As of December 31, 2016, we had over 13 million members in our La Quinta Returns loyalty program, approximately three million of which we consider active members (which generally refers to our loyalty program members who earn or redeem La Quinta Returns points within the previous 18 months). We believe our loyalty program is favored by our members because of:

•

rapid accumulation of rewards, including free nights at La Quinta locations, free nights at thousands of resort properties worldwide, airline miles and credits, magazine subscriptions, and gift cards from national restaurant chains and retailers;

•	rapid achievement of Gold and Elite status, after as few as 10 nights in a calendar year;
•	instant Gold status for military personnel and their families and for our La Quinta Returns Visa Card Holders; and
•

ability for Visa Card Holders to redeem their La Quinta Returns points anytime using their mobile phones for everyday purchases at over one million U.S. retail locations, including places like grocery stores, restaurants and coffee shops.

Our Returns program helps expedite the reservation and check-in process and improves administrative efficiency of our reservation agents and front desk staff by providing a personal profile of each Returns member. This profile includes information such as email and mailing address and preferred method of payment that we use to market directly to Returns members.

Our sales operation

Sales.  As of December 31, 2016, we employed a direct sales force consisting of approximately 70 professionals. The direct sales force consists of approximately 35 global sales managers, funded by the BMF, who call on Fortune 500 companies and mid-tier businesses to increase our corporate travel base. For the year ended December 31, 2016, corporate accounts, including government and military accounts, generated approximately 24% of system-wide consumed room revenues. These accounts typically have a significant number of travelers in the regions in which we operate and need a high volume of room-nights. Global sales managers also seek to increase room sales through inclusion in approved or preferred lodging lists of corporate travel managers and travel agencies operating on a national basis. We also maintain and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations’ guests. In addition to the global effort, approximately 32 of our sales managers, funded by our owned hotels, are based in our regional markets. These regional sales managers call on local businesses, governmental agencies, hospitals and other organizations that can generate room-nights for our hotels.

The following graph reflects the percentage of comparable system-wide consumed room revenues that is attributable to each of our internal and external distribution channels in 2016.

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

LQ internet & mobile (LQ.com).  We provide guests with the ability to shop and reserve rooms on the Internet through our brand website, www.LQ.com, and through mobile via the La Quinta app and the LQ Instant Hold platform. The LQ Instant Hold feature (patent pending) permits our guests to use a mobile application to hold a room for up to four hours from any smart device by just entering a phone number. Our website and app provide guests with real-time information through hotel micro-sites that contain Trip Advisor scores, location, descriptions, amenities, special promotions, rates and availability for each La Quinta hotel. Hotel photographs are prominently displayed on the hotel information pages along with dynamic maps and driving directions, information on nearby attractions and local weather information. Multiple search options are offered, including searches by city, attraction, zip code and trip routing from origin or destination.  Guests who book through www.LQ.com and our mobile site can also take advantage of our innovative and industry-leading Ready For YouTM option and receive a notice on their smart devices that their room is ready for check in.

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

We employ an appropriate blend of in-house development of technology solutions and third-party best of breed software-as-a-service providers. We have also moved away from deployment of technology hosted at hotels and moved key systems such as hotel management systems, phone switches, back office, financials and HR functions to Cloud based environments, resulting in efficient and scalable IT operating and maintenance costs.

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

Certain pending applications by us for registrations of variations of our primary marks, including certain logo forms, have been suspended by the USPTO pending resolution of litigation and related USPTO proceedings brought by us against the owners of a chain of hotels in Mexico called “Quinta Real.” After a trial on the merits in a federal court in Tucson in 2012, Quinta Real was generally prohibited from using the Quinta name to expand into the United States. The decision was appealed to the 9th Circuit U.S. Court of Appeals. In August 2014, the 9th Circuit U.S. Court of Appeals affirmed the finding of trademark infringement; however, the Court concluded that the district court did not provide a sufficient analysis balancing the equities in its decision to grant a permanent injunction and, therefore, remanded the case to district court for further analysis on that issue. The district court accepted additional evidence and legal arguments from the parties and in 2015 once again entered a permanent injunction in favor of La Quinta. Quinta Real appealed that decision. All briefs in the second appeal were filed and the 9th Circuit scheduled oral arguments in the case.  Rather than proceed to oral argument, Quinta Real has dismissed its appeal and we have mutually dismissed the USPTO proceedings.   The injunction has become permanent and we expect that the pending applications will ultimately proceed to registration.

We consider all of these trademarks and the associated name recognition to be important to our business.

Our employees

As a service-oriented business, our employees are important to our success. Recruiting for general managers and corporate office employees is coordinated through our corporate human resources department. All owned hotel employees, including hourly employees, receive training through LQUniversity when hired as well as ongoing training to improve their skills. Our online training system provides consistent and effective orientation, training and testing across our brand. Prior to assuming responsibility for a hotel, our general managers participate in a three-week training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting. Within 120 days of hire, new managers also attend a one-week training program which is conducted at the Company’s headquarters which is focused on reinforcing the core competencies of the position as well as delivering excellence in product and service quality.

We provide all of our full-time employees and their families, including hourly hotel employees, the opportunity to participate in a benefits package, which includes health, dental and vision coverage. We believe these benefits provide a competitive advantage in recruiting hourly hotel employees, as compared to competing select-service hotels. Our full-time employees are also able to earn financial incentives based on achieving targeted goals, such as RevPAR Index, profitability, Net Promoter scores and personal and departmental development goals. In addition, recognition programs have been established to acknowledge our employees’ outstanding service and achievement. We believe our scale and size also provide career opportunities for our employees to advance within the organization.

As of December 31, 2016, we employed 7,333 employees. Of these employees, 6,504 were full-time and 829 were part-time. Four hundred fifteen were employed as corporate associates and 6,918 were employed at our hotels. Our employees are not currently represented by labor unions, and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Competition

As of December 31, 2016 the U.S. hotel sector comprised approximately 54,580 hotels with approximately 5.1 million rooms. Of these rooms, approximately 70% were affiliated with a brand. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the U.S.

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

Insurance

We maintain insurance coverage for general liability, property, including business interruption, terrorism, workers’ compensation and other risks with respect to our business for all of our owned hotels. Our insurance provides coverage related to claims arising out of the operations of our hotels. Most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles, subject to the terms and limits of the policies.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry, including:

•	changes in operating costs, including energy, food, compensation, benefits, insurance and unanticipated costs resulting from force majeure events;
•	increases in costs due to inflation or other factors that may not be fully offset by price and fee increases in our business;
•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	the costs or desirability of complying with local practices and customs;
•

significant increases in cost for health care coverage for employees and potential government regulation with respect to health coverage, such as costs associated with the compliance of the requirements of the Patient Protection and Affordable Care Act;

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

Macroeconomic and other factors beyond our control can reduce demand for rooms at hotels that we own or franchise. These factors include, but are not limited to:

•	changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
•	war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;
•	outbreaks of pandemic or contagious diseases, such as Zika virus, measles, Ebola, legionella bacteria, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);
•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills and nuclear incidents;
•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business;
•	low consumer confidence, high levels of unemployment or depressed real estate prices;
•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;
•	decreased airline capacities and routes;
•	travel-related accidents;
•	oil prices and travel costs;
•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;
•

governmental action and legislation, as well as political debate, conflicts and compromises related to such actions, to the extent that they negatively impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy or international travel;

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

Varying economic conditions in different regions of the world make it difficult to predict future profitability levels. Moreover, if economic weakness in the markets in which we operate were to occur, it could have an adverse impact on our revenues and negatively affect our profitability.

In addition to general economic conditions, new hotel room supply is an important factor that can affect the hospitality industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow future growth.

Our hotels are geographically concentrated, which exposes our business to the effects of regional events and occurrences.

We have a concentration of hotels in Texas, Florida and California. Specifically, as of December 31, 2016, approximately 41% of rooms in our system were located in Texas, Florida and California with approximately 24% of rooms in our system located in Texas. In addition, as of December 31, 2016, approximately 28% of our pipeline properties are to be located in Texas. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. Given our concentration of hotels in Texas, the downturn in the oil and gas industry has significantly affected demand in certain markets in Texas such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornados, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event.

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

As of December 31, 2016, we had a total of 248 franchised hotels in our pipeline, each of which is represented by an executed 20-year franchise agreement. Approximately 90% of the pipeline represents new construction, rather than the conversion of an existing hotel, and, as of December 31, 2016, approximately 29% of the conversions and new construction has commenced. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire pipeline will develop into new hotels. Any of these risks could have an adverse impact on the growth of our business and future operating results.

Our efforts to renovate, redevelop or develop our hotels could be delayed or become more expensive, which could reduce profits or impair our ability to compete effectively.

We must maintain and renovate our hotels to remain competitive, maintain the value and brand standards of these hotels and comply with applicable laws and regulations. From time to time, we evaluate our hotels to determine whether additional capital expenditures are required and will provide an acceptable return on investment. For example, in 2016 we undertook a review of our owned hotel portfolio to identify properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets. As a result of this review, we identified approximately 50 owned hotels on which we expect to make additional capital expenditures and we may identify additional hotels as part of our on-going review.

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

If we are not able to begin operating hotels under renovation or development as scheduled, or if renovation investments adversely affect or fail to improve performance, our ability to compete effectively could be diminished and revenues could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. If the cost of funding these renovations or developments exceeds budgeted amounts, profits could be reduced. Moreover, during the early stages of operations, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new hotel investments.

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

The hotels in our owned portfolio have an average age of 28 years, and the hotels in our franchise portfolio have an average age of 14 years. For our owned and franchised hotels to remain attractive and competitive, we and the owners of our franchised hotels have to make periodic investments to keep the hotels well maintained, modernized and refurbished. This creates an ongoing need for capital. We and the owners of our franchised hotels may be unable to access capital or unwilling to spend available capital when necessary, even if required by the terms of our franchise agreements. To the extent that owners of franchised hotels and we cannot fund expenditures from cash generated by the operation of the hotels, funds must be borrowed or otherwise obtained, which may be difficult to obtain. Failure to make the investments necessary to maintain or improve hotels, act in accordance with applicable brand standards or project a consistent brand image could adversely affect the quality and reputation of our brand.

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

As of December 31, 2016, approximately 64% of our hotels were operated as franchised hotels. Our franchisees pay us a franchise fee and certain other fees pursuant to our franchise agreements. The viability of the franchising business depends on our ability to establish and maintain good relationships with our franchisees. Franchisees are focused on maximizing the value of their investment and working with a franchisor that can help them be successful in the ownership of their respective hotel investments. The value of our brand and the rapport that we maintain with our franchisees affect renewals of existing agreements and are important factors for potential franchisees considering doing business with us. Our relationships with franchisees generate additional hotel development opportunities that support growth. If we are unable to maintain good relationships with franchisees, we may be unable to renew existing franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional franchisees may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

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

•	acts of God, including earthquakes, hurricanes, floods, winter storms and other natural disasters (that may result in uninsured losses);
•	fluctuations in real estate values or potential impairments in the value of our assets;
•	maintaining tenants for leased properties; and
•	contingent liabilities that exist after we have exited a property.

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

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. We collect and maintain information relating to our employees and guests for various business purposes, including managing our workforce and marketing and promotion purposes of our hotel business. Our various information technology systems enter, process, summarize and report such data, including credit card numbers and other personally identifiable information. A significant number of guest purchases are made using credit cards. Additionally, as of December 31, 2016, approximately 18.8% of our guest reservations are placed through our website, including through mobile devices and those reservations made via LQ Instant Hold. In order for our business to function successfully, we must be able to handle and transmit confidential information, including credit card information, securely.

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

We rely on a variety of direct marketing techniques, including telemarketing, email and social media marketing and postal mailings. Any further restrictions in laws and court or agency interpretation of such laws, such as the Telephone Consumer Protection Act of 1991, the Telemarketing Sales Rule, CAN-SPAM Act of 2003, and various U.S. state laws, or new federal laws, regarding marketing and solicitation or international data protection laws that govern these activities could adversely affect current or planned marketing activities and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies. We also obtain access to potential guests from travel service providers or other companies with whom we have substantial relationships. We market to some individuals on these lists directly or through other companies’ marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new guests, and introduce them to our hotels could be impaired.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. We contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their system. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our business. Recently, bookings through internet travel intermediaries have been increasing. In 2015, such bookings represented 18.3% of our total bookings. In 2016, such bookings represented 21.0% of our total bookings. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our agreements with many hospitality intermediaries limit transaction fees for our hotels, there can be no assurance that we will be able to renegotiate these agreements upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

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

At December 31, 2016, 12 of our 566 franchised hotels were located outside of the United States, which represented approximately 2% of our total franchised hotels. As part of our strategic plan, we plan to increase the number of franchised hotels located outside of the United States in the coming years, with approximately 11% of our pipeline relating to hotels located outside the United States. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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

•	uncertainties as to local laws and enforcement of contract and intellectual property rights;
•	the difficulties involved in managing an organization doing business in many different countries;

•	rapid changes in governmental, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation;
•	increases in anti-American sentiment and the identification of the licensed brands as American brands;
•	forced nationalization of franchised hotels by local, state or national governments;
•	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and
•	political and economic instability.

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

During 2016, we sold 19 hotels.  Divestment of these hotels and future divestments of hotels will impact our revenue and EBITDA. In some circumstances, sales of hotels may result in losses. Upon a sale of hotels, we may become subject to contractual indemnity obligations, incur material losses, including impairment charges, or tax liabilities or, as a result of required debt repayment, face a shortage of liquidity.

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

Our business operations in countries outside the United States are subject to a number of U.S. federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions administered by the Office of Foreign Assets Control (“OFAC”) and the Commerce Department. The FCPA is intended to prohibit bribery of foreign officials or parties and requires us to keep books and records that accurately and fairly reflect our transactions. OFAC and the Commerce Department administer and enforce economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. Some of our business operations are also subject to the laws and regulations of non-U.S. jurisdictions, including anti-corruption legislation in the countries in which we conduct operations. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, financial penalties, reputational harm, incarceration of our employees or restrictions on our operation, ownership or franchising of hotels, including the termination of our franchise and ownership rights. In addition, in certain circumstances, the actions of parties affiliated with us (including our owners, joint venture partners, employees and agents) may expose us to liability under the FCPA, U.S. sanctions or other laws. These restrictions could increase our costs of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support our growth.

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran and Syria. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed.

Under ITRSHRA, we are required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. In addition, because the SEC defines the term “affiliate” broadly, we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA, including the activities discussed in the disclosures included on Exhibit 99.1 to this Annual Report on Form 10-K, which disclosures are hereby incorporated by reference herein. Disclosure of such activities by us or our affiliates, even if such activities are not subject to sanctions under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative effect on our business.

Foreign or U.S. environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various foreign and U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned, operated or franchised hotels or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. Some laws may regard us as having liability as an operator by virtue of how we may implement our franchise agreements, rendering us potentially responsible for addressing environmental or other conditions existing at our franchised hotels. In some cases, we may be entitled to indemnification from the party that caused the contamination, or pursuant to our franchise agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our hotels. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate, or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected hotel, or our ability to sell, lease or assign our rights in any such hotel, or could otherwise harm our business or reputation. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. For example, Congress, the U.S. Environmental Protection Agency (“EPA”), and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our owned and franchised hotels or result in significant additional expense and operating restrictions on us and our franchisees.

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

Additionally, the EPA has identified certain health risks associated with elevated radon gas in buildings, and has recommended that certain mitigating measures be considered. It is possible that other environmental conditions not currently known, or known but not currently thought to be dangerous, may in the future be determined to present a risk to health or safety, such as with respect to possible exposure to waterborne pathogens.

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

In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, legal or governmental proceedings brought by or on behalf of franchisees, employees, stockholders or guests may adversely affect our financial results. On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York against us, certain of our current and former officers and certain current and former members of our board of directors on behalf of purchasers of our common stock pursuant to our March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from November 19, 2014 through October 29, 2015 (the “Class Period”).  The lawsuit alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period. The plaintiff seeks unspecified compensatory damages and other relief. In addition, in recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants through adverse judgments or settlement agreements. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. From time to time, we may also be engaged in lawsuits against franchisees. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others. The ultimate outcome of any such lawsuits or legal proceedings could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

The loss of senior executives or key field personnel, such as general managers, could significantly harm our business.

Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior executives. On average, our executive management team members have 18 years of experience in lodging and lodging related industries or have other relevant experience; however, we cannot guarantee that these individuals will remain with us. Finding suitable replacements for senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. Any failure of our management to work together to effectively manage our operations, any departures of senior executives, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may adversely affect our business, results of operations and financial condition.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “Act”), we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Many of these requirements are being phased in over a period of time. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.

Attempts by labor organizations to organize groups of our employees or changes in labor laws could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on implementing our business strategies.

Although none of our employees are currently covered under collective bargaining agreements, we cannot guarantee that our employees will not elect to be represented by labor unions in the future. We may become subject to collective bargaining agreements, similar agreements or regulations enforced by governmental entities in the future. Changes in the federal regulatory scheme could make it easier for unions to organize groups of our employees. If relationships with our employees become adverse, our hotels could experience labor disruptions such as strikes, lockouts and public demonstrations. Additionally, if such changes take effect, our employees could be subject to organizational efforts, which could potentially lead to disruptions or require our management’s time to address unionization issues. If a portion of our workforce were to become unionized, it may also hinder our ability to resolve employment matters and disputes directly with our employees.

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

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the “Program”) to provide insurance capacity for terrorist acts. The Program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. We carry, and we require our franchisees to carry, insurance from insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2020, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

Terrorist attacks and military conflicts may adversely affect the hospitality industry.

The September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area and the November 13, 2015 terrorist attacks in Paris, France underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. The occurrence or the possibility of terrorist attacks or military conflicts could, among other things, generally reduce travel to affected areas for tourism and business or adversely affect the willingness of guests to stay in or avail themselves of hotel services and result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, all of which could adversely affect our financial condition and results of operations.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain locations, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include intangible assets with an indefinite life, other intangible assets with finite useful lives, and substantial amounts of long-lived assets, principally property and equipment, including hotels. We analyze our assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that an asset might be impaired. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of future results. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. Decisions to divest hotels could result in the requirement to record an impairment charge due to, among other factors, a decrease in the assumed holding period for the hotel.  For example, during 2016, as part of the strategic review of our owned hotel portfolio, we identified approximately 50 hotels as candidates for sale in the near term. After considering the shortened holding period and probability of selling these hotels, we determined that the estimated cash flows were less than the carrying value of certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment charge of approximately $80.4 million. Also during 2016, we entered into agreements to sell 11 of our owned hotels and recorded an impairment charge of $19.3 million to adjust the value of these assets to their fair value, less transaction costs. We also recorded $1.1 million of additional impairment for hotels included in assets held for sale and recorded impairment charges of $3.5 million related to two owned hotels for which we determined that the carrying amount would not be recoverable due to changes in market and economic conditions. Further divestitures could result in additional impairment charges.  In addition, if the estimates or assumptions used in our evaluation of impairment change, we may be required to record additional impairment charges on certain of our assets. During times of economic distress, declining demand and declining earnings often result in declining asset values. If any impairment losses we recognize are significant, our financial condition and results of operations would be adversely affected.

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

The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010, 2011, 2012 and 2013. With respect to the audits of the 2010 and 2011 tax returns, we received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015. Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. Our discussions with IRS Appeals are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  Based on our analysis of these draft notices, we believe the IRS transfer pricing methodologies and NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination

On November 1, 2016, the Internal Revenue Service notified the Company that it intends to audit the return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  The audit is in its early stages and no issues have been communicated to us at this point.  As Lodge Holdco II L.L.C. was treated as a partnership for the taxable year ended April 13, 2014, any tax resulting from this examination would be assessed at the partner level rather than against the Company. Accordingly, no provision has been recorded for this examination.

If the IRS were successful in its challenges relating to our 2010-2013 tax years, we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock.

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

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our financial condition and results of operations. See Note 2: "Basis of Presentation and Summary of Significant Accounting Policies" in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

Risks related to pursuing the separation of our businesses

Executing on a strategy of a separating our real estate business from our franchise and management business, which could include a spin-off of our owned real estate assets, is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not the strategy is completed.

On January 18, 2017, we announced a plan to pursue a separation into two stand-alone publicly traded companies of our real estate business, consisting primarily of our owned hotels located in the U.S. (the "real estate business”), and our franchise and management businesses. The separation could include spinning off our real estate business as a separate company.  The proposed separation is subject to customary conditions, including, but not limited to, effectiveness of appropriate filings with the SEC and final approval by our board of directors. In addition, ability to execute the transaction as intended, unanticipated developments or changes in the macroeconomic environment, U.S. tax policy, credit markets and equity markets, as well as other market conditions, may affect the execution of our separation strategy. For these and other reasons, we may not complete the separation as expected or at all.

Whether or not we complete the separation, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the separation, including, among others, the following:

•

execution of the proposed separation will require significant time and attention from management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the separation;

•	we will be required to pay significant costs and expenses relating to the separation, such as legal, accounting and other professional fees, whether or not the separation is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the separation.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock.

We may be unable to achieve some or all of the benefits that we expect to achieve from the separation.

Although we believe that separating our real estate business from our franchise and management businesses will provide financial, operational, managerial and other benefits to us and our stockholders, the separation may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. For example, if the statutory and regulatory requirements relating to REITs are not met in 2018, the benefits of separating our real estate business from our franchise and management businesses or spinning off our owned real estate assets may be reduced or may be unavailable to us and our stockholders. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the separation, including costs of operating as independent, publicly-traded companies that the real estate business will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the separation or if our costs exceed our estimates, the Company or the stand-alone real estate business could suffer a material adverse effect on their business, financial condition, results of operations and cash flows.

If the proposed separation is completed, the trading price of our common stock will decline.

We expect the trading price of our common stock immediately following any separation transaction, which will only represent the value of the remaining business or businesses, to be lower than immediately prior to any separation because the trading price for our common stock would no longer reflect the value of the separated business or businesses.

Following the separation, the aggregate value of your common stock of the Company and any stand-alone business that may be spun off may be less than the aggregate value at which the Company's common stock might have traded prior to any spin-off.

The common stock of the Company and any stand-alone business that may be spun off that you may hold following the separation may collectively trade at an aggregate value less than the value at which the Company's common stock might have traded had the separation not occurred due to, among other factors, the expected or actual future performance of either the Company or any businesses that are spun off as separate, independent companies and the future stockholder base and market for the Company's common stock and the shares of any businesses that are spun off.

The proposed separation could result in substantial tax liability to our stockholders.

If the separation is completed as a taxable transaction as presently contemplated, each holder of our common stock who receives shares of the new spin-off company would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.

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

We have a significant amount of indebtedness. As of December 31, 2016, our total indebtedness was approximately $1.7 billion. Our substantial debt could have important consequences, including:

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

The credit agreement governing the senior secured credit facilities contains operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness and make guarantees, create liens on assets, enter into sale and leaseback transactions, engage in mergers and consolidations, sell assets, make fundamental changes, pay dividends and distributions or repurchase our capital stock, make investments, loans and advances, including acquisitions, engage in certain transactions with affiliates, make changes in the nature of our business and make prepayments of junior debt. In addition, under our senior secured credit facilities, if, on the last day of any period of four consecutive quarters, the aggregate principal amount of revolving credit loans, swing line loans and/or letters of credit (excluding up to $20 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the revolving credit facility, the credit agreement requires the borrower to maintain a consolidated first lien net leverage ratio not to exceed 8.0 to 1.0. Additionally, the documents governing our future indebtedness may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of our new credit agreement and future debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

Risks related to ownership of our common stock

Blackstone may exercise significant influence over us and its interests may conflict with ours or yours in the future.

As of February 24, 2017, Blackstone beneficially owned approximately 30.1% of our common stock. Moreover, under our amended and restated bylaws and the stockholders’ agreement with Blackstone, we have agreed to nominate to our board individuals designated by Blackstone, whom we refer to as the “Sponsor Directors,” according to the following scale: (1) if  Blackstone continues to beneficially own at least 30% (but less than 40%) of our stock, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our stock, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (3) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our stock, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. We have three directors on our board that are current employees of Blackstone and one director on our board that is a retired employee of Blackstone. Although Blackstone does not own shares of our stock representing a majority of our total voting power, Blackstone is able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, Blackstone has and will continue to have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone may be able to influence whether or not a change of control of our Company or a change in the composition of our board of directors occurs. In addition, Blackstone may be engaged from time to time in discussions relating to dispositions of its holdings of our common stock, which could include the sale of a significant percentage to a single buyer. If such significant sale were to occur, the buyer could have influence over the management of our company, including through board representation. Any such concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

Blackstone engages in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, Blackstone may engage in activities where their interests conflict with our interests or those of our stockholders. For example, Blackstone owns interests in Extended Stay America, Inc., Hilton Worldwide Holdings Inc., Park Hotels & Resorts Inc., Hilton Grand Vacations Inc. and G6 Hospitality, LLC, and certain other investments in the hotel industry that may compete directly or indirectly with us. As a result, they could have interests that could conflict with ours. Additionally, some of our directors are, and our directors may in the future be, engaged in the hospitality industry. Our amended and restated certificate of incorporation provides that none of Blackstone or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Blackstone may have an interest in having the Company pursue acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in the Company, even though such transactions might involve risks to you.

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

We have approximately 1,868,000,000 shares of common stock authorized but unissued under our amended and restated certificate of incorporation. We are authorized to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for consideration and on terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise.

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

In addition, the sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Pursuant to a registration rights agreement, we have granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 30.1% of our outstanding common stock as of February 24, 2017. These shares also may be sold pursuant to Rule 144 under the Securities Act, subject to volume, manner of sale and other limitations under Rule 144. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We have reserved a total of 13,000,000 shares for issuance under our 2014 Omnibus Incentive Plan. As of February 24, 2017, 11.4 million shares of common stock remain available for future awards. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2014 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

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

As of December 31, 2016, we owned 322 hotels, representing 41,236 rooms. Five of 322 hotels are held for sale as of December 31, 2016. Eighteen of our owned hotels are either completely or partially on land subject to ground leases. All of the remaining hotel properties and grounds are fully owned (except for a La Quinta Inn in New Orleans, Louisiana, which is owned by a joint venture in which we have a controlling interest).

Owned Hotels

State	Hotels	Number of Rooms
Texas	70	9,441
Florida	50	6,125
California	21	3,127
Colorado	15	1,894
Louisiana	13	1,796
Georgia	14	1,696
Arizona	11	1,421
North Carolina	10	1,297
Wisconsin	13	1,262
Illinois	8	1,097
Tennessee	8	988
Ohio	9	962
New Mexico	8	914
Alabama	6	737
South Carolina	5	675
New York	5	605
New Jersey	3	553
Nevada	3	509
Massachusetts	4	504
Utah	4	466
Arkansas	3	460
Indiana	4	441
Minnesota	2	420
Washington	3	419
Connecticut	3	414
Maryland	3	366
Missouri	3	327
Michigan	3	304
Virginia	2	266
Pennsylvania	2	239
Oklahoma	2	236
Nebraska	2	222
Vermont	2	185
Kentucky	1	129
Rhode Island	1	115
Kansas	1	106
Maine	1	105
New Hampshire	1	105
Wyoming	1	105
Iowa	1	102
Mississippi	1	101
	322	41,236

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

In addition, we are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any single claim or lawsuit, or the aggregate of such claims and lawsuits, to be material in relation to our combined financial condition, results of operations, or our cash flows taken as a whole

We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the retention or insurance deductible amount, are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading publicly on the NYSE under the symbol “LQ” on April 9, 2014. Prior to that time, there was no public market for our common stock. As of February 24, 2017, there were approximately 141 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$24.38	$19.76
Second Quarter	$24.94	$22.37
Third Quarter	$24.18	$15.36
Fourth Quarter	$17.46	$13.32
Fiscal Year Ended December 31, 2016
First Quarter	$13.50	$9.42
Second Quarter	$13.75	$10.25
Third Quarter	$12.79	$10.40
Fourth Quarter	$14.51	$9.73

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

We have not declared or paid any dividends on our common stock since consummation of the IPO.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number ( or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2016	1,883	$11.62	—	$—
November 1 through November 30, 2016	912	10.92	—	—
December 1 through December 31, 2016	60,591	14.19	—	—
Total	63,386	$14.07	—

(1)

Includes 1,883, 912 and 60,591 shares for the periods from October 1 through October 31, 2016, November 1 through November 30, 2016 and December 1 through December 31, 2016, respectively, repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s Amended and Restated 2014 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, we did not sell any equity securities that were not registered under the Securities Act.

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

Date	La Quinta Holdings Inc.	S&P 500	S&P Hotel
April 9, 2014	$100.00	$100.00	$100.00
December 31, 2014	128.86	109.97	120.59
December 31, 2015	79.50	109.17	122.98
December 31, 2016	83.00	119.58	129.32

This performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any filing of the Registrant under the Securities Act or Exchange Act.

Item 6.	Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 from our consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

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

Additionally, prior to December 31, 2014, assets held for sale and the results of their operations have been classified as discontinued operations. As of December 31, 2016 and 2015, five and 13 of our La Quinta-branded hotels and one restaurant parcel were classified as assets held for sale, respectively. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting under the current accounting standards.

In the first quarter of 2016, the Company elected to adopt ASU No, 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Agreement”.  Accordingly, software license amortizations which were formerly classified as a depreciation and amortization expenses have been reclassified to general and administrative expenses in the table below.

The selected financial data below should be read together with the audited consolidated financial statements including the related notes thereto, and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Statement of Operations Data:
Revenues:
Room revenues	$855,302	$887,358	$846,203	$757,699	$714,143
Franchising and other fee-based revenues	106,468	100,069	89,718	79,180	69,206
Other hotel revenues	19,334	19,343	19,536	17,949	17,506
	981,104	1,006,770	955,457	854,828	800,855
Brand marketing fund revenues from franchised and managed properties	25,150	23,204	21,481	19,065	17,157
Total revenues	1,006,254	1,029,974	976,938	873,893	818,012
Operating Expenses:
Direct lodging expenses	409,886	398,828	378,705	344,515	334,394
Depreciation and amortization	147,081	166,642	165,887	156,528	149,720
General and administrative expenses	115,715	125,697	149,894	82,343	80,270
Other lodging and operating expenses	62,281	63,513	56,984	56,068	58,266
Marketing, promotional and other advertising expenses	68,327	69,810	62,161	59,193	48,610
Impairment loss	104,258	50,121	5,157	—	—
(Gain) loss on sales	(4,908)	4,088	—	—	—
	902,640	878,699	818,788	698,647	671,260
Brand marketing fund expenses from franchised and managed properties	25,150	23,204	21,481	19,065	17,157
Total operating expenses	927,790	901,903	840,269	717,712	688,417
Operating Income	78,464	128,071	136,669	156,181	129,595

	Years ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Other Income (Expenses):
Interest expense, net	(81,419)	(86,504)	(120,945)	(148,615)	(103,124)
Other income (loss)	2,345	7,632	3,261	1,048	(7,440)
(Loss) gain on extinguishment of debt, net	—	—	(2,030)	—	1,192
Total other income (expenses)	(79,074)	(78,872)	(119,714)	(147,567)	(109,372)
(Loss) income from continuing operations before income taxes	(610)	49,199	16,955	8,614	20,223
Income tax expense	(493)	(22,487)	(28,805)	(3,598)	(3,135)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	(321,054)	—	—
(Loss) income from continuing operations, net of tax	(1,103)	26,712	(332,904)	5,016	17,088
Loss on discontinued operations, net of tax	—	—	(503)	(2,495)	(52,852)
Net (Loss) Income	$(1,103)	$26,712	$(333,407)	$2,521	$(35,764)
Net (Income) Loss Attributable to Noncontrolling Interests	(185)	(347)	(3,890)	1,455	4,810
Net (Loss) Income Attributable to the Company	$(1,288)	$26,365	$(337,297)	$3,976	$(30,954)
Basic (loss) earnings per share	$(0.01)	$0.21	$(2.67)	$0.03	$(0.25)
Diluted (loss) earnings per share	$(0.01)	$0.20	$(2.67)	$0.03	$(0.25)

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash and cash equivalents	160,596	86,709	109,857	33,412	40,813
Restricted cash	—	—	—	104,026	113,407
Total assets	2,892,523	2,985,844	3,179,773	3,161,711	3,346,512
Total debt (1)	1,699,950	1,712,099	1,859,511	2,712,163	2,890,157
Total equity	657,837	746,512	808,455	305,253	303,385

(1)	Includes current portion

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels in the U.S. and Canada are La Quinta Inn & Suites. Building on this strong brand identity, in the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” trademark as the primary hotel identifier, with the “La Quinta” tag line. All new franchised locations in Mexico and in Central and South America will now use the “LQ Hotel” as their primary trademark.  Our system-wide portfolio, as of December 31, 2016, consisted of 888 hotels representing approximately 87,200 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 322 hotels were owned and operated and 566 were franchised. We also have a pipeline of 248 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, for the year ended December 31, 2016, we derived over 99% of our revenue from within the United States.

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
•

Franchise and management —This segment derives its earnings primarily from fees earned under various license, franchise and management agreements relating to our owned and franchised hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. Other than with respect to the Previously Managed Portfolio, which are reflected as managed hotels prior to their acquisition in connection with the IPO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Prior to the IPO, we charged aggregate fees of 2.0% (0.33% license fee for trademark rights and 1.67% management fee for management services) to our owned hotels (as well as having certain cost reimbursement arrangements). Upon effectiveness of the IPO, we entered into new franchise and management agreements covering our owned portfolio, which cover certain services as well as trademark rights, and terminated the agreements that existed prior to the IPO. The new agreements provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the new franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, the current composition of our owned portfolio and the services to be provided. For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, we have reflected the historical aggregate intercompany fees of 2.0% prior to the IPO date, and the new rates for the period from April 14, 2014 to December 31, 2016

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements with our owned hotels also include a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other for the period from April 14, 2014 to December 31, 2016.

We currently have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our Owned Hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise hotels. See also “—Key components and factors affecting our results of operations—Expenses” and “Risk Factors—Risks related to our business and industry.”

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

On January 18, 2017, we announced that we are pursuing the possibility of separating our real estate business from our franchise and management businesses, which could prove to be the most logical next step as we continue to execute on our key strategic initiatives and create value for our stakeholders.  This separation of our businesses could enable greater strategic clarity and allow us to take advantage of growth opportunities that naturally flow from each business model. This could also enable shareholders to own and value each business independently, allowing each company to attract the investor base most appropriate for its distinct investment profile.  There is no assurance that the separation of our business will occur.  See “Risk Factors—Risks related to pursuing the separation of our businesses.”

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed hotels as of December 31, 2016, 2015 and 2014.

	As of December 31,
	2016	2015	2014
Owned Hotels:
Owned Hotels (1)	322	341	353
Franchised Hotels (2)	566	545	514
Total Net Owned and Franchised/Managed Hotels	888	886	867
(1)

Owned Hotels as of December 31, 2016, 2015 and 2014 includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. As of December 31, 2016 and 2015, Owned Hotels includes five and 13 hotels designated as assets held for sale, which are subject to definitive purchase agreements, respectively.

(2)

As of December 31, 2016 and 2015, Franchised Hotels includes five and one hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

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

Inflation

We do not believe that inflation had a material effect on our business during years ended December 31, 2016, 2015 and 2014. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

•

Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to continuing operating (loss) income or net (loss) income. After the consummation of the IPO Transactions, we no longer have BMF revenues from properties managed for third parties.

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

Our review of our owned hotel portfolio has identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

The first wave of these renovations commenced in the fourth quarter of 2016, with the start and completion dates for these projects being staggered over the next few quarters.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons to come, such as the important spring break and summer travel seasons.

For the balance of our owned portfolio, our ongoing strategic review could result in several outcomes, such as:

•	The property is appropriately positioned within its market; or
•	The property should be part of the next phase of incremental renovations; or
•	The property should be disposed of and/or removed from the La Quinta brand, opening the market to potential new franchise development.

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

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. General and administrative expenses may also fluctuate from period to period, primarily related to support of the Company’s overall strategic initiatives.

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

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR which collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for (i) hotels that sustained substantial property damage or other business interruption, (ii) owned hotels that become subject to a purchase and sale agreement, or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and  RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period.

•

Of the 888, 886 and 867 hotels in our system as of December 31, 2016, 2015 and 2014, respectively, 788, 798 and 793 have been classified as comparable hotels for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Year ended December 31, 2016	Variance 2016 vs. 2015		Year ended December 31, 2015	Variance 2015 vs. 2014		Year ended December 31, 2014
Occupancy	66.5%	-100	bps	67.5%	35	bps	66.8%
ADR	$88.73	1.5%		$86.21	2.9%		$83.02
RevPAR	$59.03	0.0%		$58.23	3.5%		$55.48

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Year ended December 31, 2016	Net Change	Year ended December 31, 2015	Net Change	Year ended December 31, 2014
RevPAR Index (1)	95.2%	-43 bps	95.7%	-84 bps	96.5%
(1)	Information based on the STR competitive set of hotels existing as of December 31, 2016

While we expect operating results at existing owned properties to improve and our business to grow based on our success in implementing initiatives designed to deliver a consistent guest experience and invest in points of differentiation, our ability to do so is dependent in part on increases in discretionary spending and the economic environment overall as well as on a local basis in our markets. See “Risk factors—Risks related to our business and industry.”

We anticipate growth in our Franchise segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From December 31, 2015 to December 31, 2016, our total number of owned and franchised La Quinta hotels has grown from 886 to 888, with franchised hotels increasing from 545 to 566. At December 31, 2015, our pipeline numbered 228 hotels, or approximately 20,400 rooms, and has grown to 248 hotels, or approximately 23,100 rooms, in our pipeline at December 31, 2016, while we have opened a net total of 21 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 29% of the conversions and new construction projects have commenced as of December 31, 2016. However, should our franchisees experience difficulty in securing financing for their franchise or a decline in demand for hotel rooms, our pipeline may be adversely affected, resulting in delays in the opening of new hotels or decreases in the number of future properties that we could potentially franchise. Although there is no significant cost to us associated with our pipeline, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

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

Year ended December 31, 2016 compared with year ended December 31, 2015

In 2016, on a system-wide comparable hotels basis, we experienced an increase in ADR and a decline in occupancy, which resulted in flat RevPAR compared to the year ended December 31, 2015. The decline in occupancy is primarily a result of a slowing of demand affecting the hotel industry as a whole, including influences from both corporate transient and leisure travel, and challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production. RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons began to moderate throughout 2016.

Excluding these STR oil tracts, for the year ended December 31, 2016 system-wide comparable RevPAR would have increased by 1.5 percent, as compared to prior year, which is a 145 basis point lift from our system-wide comparable results for the year ended December 31, 2016. In addition, the year ended December 31, 2016 comparable hotel operating statistics are comparing against strong operating statistics on a comparable hotel basis for the year ended December 31, 2015, primarily related to the first six months of 2015.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the year ended December 31, 2016 and 2015, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended December 31, 2016 and 2015, including the amount and percentage change in these results between the periods (for additional information about quarterly periods, see Note 19: “Selected Quarterly Financial Information” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, included elsewhere in this report):

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$855,302	$887,358	$(32,056)	(3.6)
Franchise and other fee-based revenues	106,468	100,069	6,399	6.4
Other hotel revenues	19,334	19,343	(9)	(0.0)
	981,104	1,006,770	(25,666)	(2.5)
Brand marketing fund revenues from franchised and managed properties	25,150	23,204	1,946	8.4
Total Revenues	1,006,254	1,029,974	(23,720)	(2.3)
Operating Expenses
Direct lodging expenses	409,886	398,828	11,058	2.8
Depreciation and amortization(1)	147,081	166,642	(19,561)	(11.7)
General and administrative expenses(1)	115,715	125,697	(9,982)	(7.9)
Other lodging and operating expenses	62,281	63,513	(1,232)	(1.9)
Marketing, promotional and other advertising expenses	68,327	69,810	(1,483)	(2.1)
Impairment loss	104,258	50,121	54,137	NM	(2)
(Gain) loss on sales	(4,908)	4,088	(8,996)	NM	(2)
	902,640	878,699	23,941	2.7
Brand marketing fund expenses from franchised and managed properties	25,150	23,204	1,946	8.4
Total Operating Expenses	927,790	901,903	25,887	2.9
Operating Income	78,464	128,071	(49,607)	(38.7)
Other Income (Expenses)
Interest expense, net	(81,419)	(86,504)	5,085	(5.9)
Other income (loss)	2,345	7,632	(5,287)	(69.3)
Total Other Income (Expenses)	(79,074)	(78,872)	(202)	0.3
(Loss) income from Continuing Operations Before Income Taxes	(610)	49,199	(49,809)	NM	(2)
Income tax expense	(493)	(22,487)	21,994	(97.8)
Net (Loss )Income	(1,103)	26,712	(27,815)	NM	(2)
Net Income Attributable to Noncontrolling Interests	(185)	(347)	162	(46.7)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(1,288)	$26,365	$(27,653)	NM	(2)
(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $8.3 million, which was classified as depreciation and amortization for the year ended December 31, 2015, has been reclassified as a general and administrative expense in our consolidated statement of operations.  This reclassification was made for all sections contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	For the three months ended December 31, 2016	Variance three months ended December 31, 2016 vs. 2015		Year ended December 31, 2016	Variance year ended Year ended December 31, 2016 vs. 2015
Owned Hotels
Occupancy	60.7%	-127	bps	65.5%	-185	bps
ADR	$80.98	3.1%		$84.68	2.1%
RevPAR	$49.17	1.0%		$55.44	-0.7%
Franchised Hotels
Occupancy	63.7%	86	bps	67.7%	-8	bps
ADR	$88.61	1.2%		$92.99	0.9%
RevPAR	$56.47	2.6%		$62.92	0.7%
System-wide
Occupancy	62.2%	-25	bps	66.5%	-100	bps
ADR	$84.73	2.2%		$88.73	1.5%
RevPAR	$52.67	1.8%		$59.03	0.0%

Revenues

Owned hotels

As of December 31, 2016, we had 322 owned hotels, comprising approximately 41,200 rooms, located in the United States. Room revenues at our owned hotels for the years ended December 31, 2016 and 2015 totaled $855.3 million and $887.4 million, respectively. The decrease of $32.1 million, or 3.6 percent, was primarily driven by a decrease of 19 hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2015 and a decrease in RevPAR at our comparable owned hotels of 0.7 percent, which was due to a decrease in occupancy of 185 basis points, partially offset by an increase in ADR of 2.1 percent. The declines in occupancy and RevPAR are primarily a result of a slowing of demand affecting the hotel industry as a whole, including influences from both corporate transient and leisure travel. In addition occupancy has declined due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons began to moderate throughout 2016.

Other hotel revenues at our owned hotels totaled $19.3 million for both years ended December 31, 2016 and 2015, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of December 31, 2016, we had 566 franchised hotels, comprising approximately 46,000 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the years ended December 31, 2016 and 2015 totaled $106.5 million and $100.1 million, respectively. The increase of $6.4 million, or 6.4 percent, was primarily driven by a net increase of 21 hotels, providing approximately an additional 2,100 rooms, to our franchise system from December 31, 2015 to December 31, 2016 and an increase in RevPAR at our comparable franchised hotels of 0.7 percent, which was due to an increase in ADR of 0.9 percent, partially offset by a decrease in occupancy of 8 basis points. The decline in occupancy is primarily a result of a slowing of demand affecting the hotel industry as a whole, including influences from both corporate transient and leisure travel, and due to challenges in specific markets, including significant challenges in markets defined by STR as “oil tracts”, resulting from the significant and prolonged pullback in oil and gas production.  RevPAR in these oil tracts significantly worsened throughout the second half of 2015 and into 2016, causing significant negative comparisons to the prior year period, although such comparisons began to moderate throughout 2016.

Operating expenses

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Direct lodging expenses	$409.9	$398.8	2.8
Other lodging and operating expenses	62.3	63.5	(1.9)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $472.2 million and $462.3 million, for the years ended December 31, 2016 and 2015, respectively, resulting in an increase of $9.9 million, or 2.1 percent. These expenses increased primarily as a result of increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. Additionally, uninsured losses and contract labor costs increased for the year ended December 31, 2016. These expense increases were partially offset by decreases in costs related to operating 19 fewer hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2015 as a result of asset sales, and a decrease in utility costs, including electricity and natural gas resulting from mild weather in 2016. In addition, other lodging and operating expenses decreased, primarily due to operating 19 fewer hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2015 as a result of asset sales and decreases in insurance expense and property taxes. These decreases are partially offset by an increase in losses from natural disasters.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Depreciation and amortization	$147.1	$166.6	(11.7)

Depreciation and amortization expense for our owned hotels totaled $147.1 million and $166.6 million, respectively, for the years ended December 31, 2016 and 2015. The decrease of $19.5 million, or 11.7 percent, was primarily the result of the suspension of depreciation for assets placed into held for sale status, as well as from the sale of 19 hotels in the owned hotel portfolio during 2016. This decrease was partially offset by a $51.8 million increase in capital expenditures between December 31, 2015 and December 31, 2016, which drove additional depreciation on certain owned assets in 2016.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
General and administrative expenses	$115.7	$125.7	(7.9)

General and administrative expenses totaled $115.7 million and $125.7 million, respectively, for the years ended December 31, 2016 and 2015. For the year ended December 31, 2015 general and administrative expenses included equity based compensation expense of $5.6 million related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. Additionally for the year ended December 31, 2015 general and administrative expenses included $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO. Excluding these charges in the year ended December 31, 2015, general and administrative expenses increased for the year ended December 31, 2016 compared to the prior year, primarily as a result of increases in corporate bonus, stock based compensation for new grants, salaries and benefits, legal fees, severance costs and additional purchased services. The corporate bonus for the year ended December 31, 2015 excluded corporate bonus expense for the CEO. Also, in 2015, we incurred professional services fees related to a secondary offering of our common stock that did not recur in 2016.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Marketing, promotional and other advertising expenses	$68.3	$69.8	(2.1)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $68.3 million and $69.8 million, respectively, for the years ended December 31, 2016 and 2015. The decrease of $1.5 million, or 2.1 percent, was primarily driven by the timing of spending under certain brand programs and decreased spending in broadcast and direct media, partially offset by an increase in online media. In addition, we spent $25.2 million and $23.2 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the years ended December 31, 2016 and 2015, respectively which increased due to increased costs for online media.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Impairment loss	$104.3	$50.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

During 2016, we entered into agreements to sell 11 of our Owned Hotels for approximately $62.2 million. In connection with the sale agreements, we recorded an impairment charge of $19.3 million to adjust the value of these assets to their fair value, less transaction costs.  We recorded $1.1 million of additional impairment for hotels included in assets held for sale as of December 31, 2015.  Furthermore, we identified two Owned Hotels for which it was determined that the carrying amount would not be recoverable due to changes in market and economic conditions. We recorded impairment charges of $3.5 million related to these properties.

Additionally during 2016, as part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as candidates for sale in the near-term. After considering the reduced estimated holding period for these hotels, we determined that the estimated cash flows were less than the carrying value of these certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment charge of approximately $80.4 million.

In 2015, the Company entered into discussions for the sale of 24 of its owned hotels.  Due to the potential reduced holding period of these assets, the Company recorded an impairment charge of $43.4 million for the year ended December 31, 2015 to adjust the value of these assets to their estimated fair value. Additionally, during 2015, the Company entered into discussions to sell a restaurant parcel. Due to the potential reduced holding period of this restaurant asset, the Company recorded an impairment charge of $1.6 million to adjust the value of this asset to its estimated fair value. In the fourth quarter of 2015, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions.  As a result, we recorded an impairment charge of $5.1 million to adjust the carrying value of this hotel to its estimated fair value.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
(Gain) loss on sales	$(4.9)	$4.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the year ended December 31, 2016, we sold 19 of our Owned Hotels for a gain of approximately $4.9 million. Of this group of hotels, 13 hotels were from the 24 hotels marked as held for sale in the third quarter of 2015.

During the year ended December 31, 2015, we sold one of our Owned Hotels for a loss of approximately $4.0 million.  We sold 11 hotels from the 24 hotels marked as held for sale in the third quarter of 2015, with no gain or loss on the close of the transactions. Additionally, during 2015, we sold a restaurant parcel for a loss on sale of $0.1 million.

Other Income (Expenses)

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Interest expense, net	$81.4	$86.5	(5.9)

Interest expense, net, totaled $81.4 million and $86.5 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $5.1 million, or 5.9 percent, was driven by the reduction in the principal balance of our term loan facility with the application of the voluntary prepayments in 2015, and the realization of a 25 basis point reduction in the applicable interest rate when the Company achieved a net leverage ratio of less than or equal to 4.50 to 1.00 during the third quarter of 2015.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Other income	$2.3	$7.6	(69.3)

Other income totaled $2.3 million and $7.6 million, respectively, for the years ended December 31, 2016 and 2015. The decrease of $5.3 million is primarily related to a 2015 settlement for business interruption caused by the Deepwater Horizon oil spill in the Gulf of Mexico.

	Year Ended December 31,		Percent change
(in millions)	2016	2015	2016 vs. 2015
Income tax expense	$(0.5)	$(22.5)	(97.8)

The company recorded an income tax expense of approximately $0.5 million and an income tax expense of $22.5 million, respectively, for the years ended December 31, 2016 and 2015. The decrease of $22.0 million is primarily related to a decrease in income from operations.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 18: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016, 2015 and 2014, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net (loss) income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2016	2015
Revenues
Owned Hotels	$879,653	$911,491
Franchise and Management (1)	116,806	114,610
Segment revenues	996,459	1,026,101
Other revenues from franchised properties	25,150	23,204
Corporate and other (2)	124,757	126,469
Intersegment elimination (3)	(140,112)	(145,800)
Total revenues	$1,006,254	$1,029,974
Adjusted EBITDA
Owned Hotels	$279,536	$314,278
Franchise and Management	116,806	114,610
Segment Adjusted EBITDA	396,342	428,888
Corporate and other	(35,964)	(34,846)
Adjusted EBITDA	$360,378	$394,042

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $71.5 million and $75.1 million for the years ended December 31, 2016 and 2015, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $140.1 million and $145.8 million for the years ended December 31, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

Owned hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of 19 hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2015 and a decline in RevPAR of 0.7  percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $31.8 million and an increase in direct lodging expenses of $11.1 million, partially offset by decreases in other lodging and operating expenses of $1.2 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise hotels segment revenues increased by $2.2 million primarily as a result of the net addition of 21 hotels to our franchise system and an increase in RevPAR of 0.7 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Year ended December 31, 2015 compared with year ended December 31, 2014

In 2015, we experienced system-wide improvement at our comparable hotels in occupancy, ADR, and RevPAR, compared to the year ended December 31, 2014. Despite the adverse impact on RevPAR from challenges in specific markets, including significant challenges in certain markets in Texas as a result of the declines in the oil and gas market and adverse weather conditions, the impact to RevPAR of a transition of our reservations call center, and the unexpected closure of one of our largest hotels for structural repairs during the third and fourth quarters, system-wide ADR improved 2.9 percent in the year ended December 31, 2015, compared to the year ended December 31, 2014, and system-wide RevPAR increased 3.5 percent in the year ended December 31, 2015, compared to the year ended December 31, 2014.  System-wide occupancy increased 35 basis points in the year ended December 31, 2015, compared to the year ended December 31, 2014

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the year ended December 31, 2015 and 2014, including the amount and percentage change in these results between the periods:

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2015	2014	$ change	% change
Revenues
Room revenues	$887,358	$846,203	$41,155	4.9
Franchise and other fee-based revenues	100,069	89,718	10,351	11.5
Other hotel revenues	19,343	19,536	(193)	(1.0)
	1,006,770	955,457	51,313	5.4
Brand marketing fund revenues from franchised and managed properties	23,204	21,481	1,723	8.0
Total Revenues	1,029,974	976,938	53,036	5.4
Operating Expenses
Direct lodging expenses	398,828	378,705	20,123	5.3
Depreciation and amortization(1)	166,642	165,887	755	0.5
General and administrative expenses(1)	125,697	149,894	(24,197)	(16.1)
Other lodging and operating expenses	63,513	56,984	6,529	11.5
Marketing, promotional and other advertising expenses	69,810	62,161	7,649	12.3
Impairment loss	50,121	5,157	44,964	NM	(2)
Loss on sale	4,088	—	4,088	NM	(2)
	878,699	818,788	59,911	7.3
Brand marketing fund expenses from franchised and managed properties	23,204	21,481	1,723	8.0
Total Operating Expenses	901,903	840,269	61,634	7.3
Operating Income	128,071	136,669	(8,598)	(6.3)
Other Income (Expenses)
Interest expense, net	(86,504)	(120,945)	34,441	(28.5)
Other income	7,632	3,261	4,371	NM	(2)
Loss on extinguishment of debt, net	—	(2,030)	2,030	NM	(2)
Total Other Income (Expenses)	(78,872)	(119,714)	40,842	(34.1)
Income from Continuing Operations Before Income Taxes	49,199	16,955	32,244	NM	(2)
Income tax expense	(22,487)	(28,805)	6,318	(21.9)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321,054)	321,054	NM	(2)
Income (Loss) from Continuing Operations, Net of Tax	26,712	(332,904)	359,616	NM	(2)
Loss on Discontinued Operations, Net of Tax	—	(503)	503	NM	(2)
Net Income (Loss)	26,712	(333,407)	360,119	NM	(2)
Net Income Attributable to Noncontrolling Interests	(347)	(3,890)	3,543	(91.1)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$26,365	$(337,297)	$363,662	NM	(2)
(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $8.3 million and $7.3 million, which was classified as depreciation and amortization for the year ended

December 31, 2015 and 2014, respectively, has been reclassified as a general and administrative expense in our consolidated statement of operations.  This reclassification was made for all sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations that were impacted by this adoption. See Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this report for additional information.

(2)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Year ended December 31, 2015	Variance 2015 vs. 2014
Owned Hotels
Occupancy	67.0%	1	bps
ADR	$82.05	3.5%
RevPAR	$54.95	3.5%
Franchised Hotels
Occupancy	68.2%	76	bps
ADR	$91.08	2.2%
RevPAR	$62.15	3.4%
System-wide
Occupancy	67.5%	35	bps
ADR	$86.21	2.9%
RevPAR	$58.23	3.5%

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

The increase in RevPAR, which occurred through the third quarter, but as reflected in the table RevPAR declined in the fourth quarter,  was driven by a combination of factors, including an increased demand for hotel rooms due in part to the historically low level of new hotels being built in our competitive markets, enhanced pricing power in certain of our markets, the introduction of new distribution and selling channels and continuous enhancements to our brand experience through capital expenditures and staff training. The growth in RevPAR was adversely impacted from challenges in specific markets, including significant challenges in certain markets in Texas as a result of the declines in the oil and gas market and adverse weather conditions, the impact of a transition of our reservations call center, and the unexpected closure of one of our largest hotels for structural repairs during the third and fourth quarters.

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

In total, direct lodging and other lodging and operating expenses amounted to $462.3 million and $435.7 million, respectively, for the years ended December 31, 2015 and 2014 resulting in an increase of $26.6 million, or 6.1 percent. This overall increase was primarily the result of increases in direct lodging expenses for our owned hotels driven primarily by: (1)  increases in salaries and benefits at our owned hotels including increased health care costs related to compliance with the Affordable Care Act, (2) increased travel agency commission costs due to an increase in the percentage of our customers selecting to reserve rooms through online travel agencies resulting in increased commission expense (3) an increase in credit card fees (4) increased utilities costs, specifically water and electricity, and (5) and increased expenses related to repair and maintenance costs. These expense increases were partially offset by the effects of continued cost mitigation strategies; the impact of operational efficiencies employed at our owned hotels and decreased cost due to fewer owned hotels in 2015. In addition, the overall increase was driven by increases in other lodging and operating expenses for certain of our owned hotels primarily in the cost for property taxes related to increased valuation assessments for certain of our owned hotels.  In 2014, we received significant insurance proceeds related to a natural disaster that offset other lodging and operational expenses.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Depreciation and amortization	$166.6	$165.9	0.5

Depreciation and amortization expense for our owned hotels totaled $166.6 million and $165.9 million, respectively, for the years ended December 31, 2015 and 2014. The increase of $0.7 million, or 0.5 percent, was the result of $92.0 million in capital expenditures during 2015, which drove additional depreciation on certain owned assets, as well as $166.5 million in additions to property and equipment as a result of the acquisition of the Previously Managed Hotels on April 14, 2014.  The increase was partially offset by of the suspension of depreciation for 24 Owned Hotels that are subject to a definitive purchase agreement, and which were designated as assets held for sale in September 2015.  As of December 31, 2015, 11 of these 24 hotels have been sold, with the remaining 13 sold during 2016.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
General and administrative expenses	$125.7	$149.9	(16.1)

General and administrative expenses totaled $125.7 million and $149.9 million, respectively, for the years ended December 31, 2015 and 2014. The decrease of $24.2 million, or 16.1 percent, was primarily the result of a decrease in equity based compensation expense of $36.3 million. For the years ended December 31, 2015 and 2014, equity based compensation expense included $5.6 million and $46.2 million, respectively, related to the shares of common stock and restricted stock received in exchange for long-term incentive ownership units held by certain members of the Company’s management in connection with our IPO. These shares became fully vested on April 14, 2015. The decrease also includes a significant reduction in corporate bonus expense as a result of the Company’s performance compared to the established bonus targets. This decrease in general and administrative expenses is partially offset by $8.0 million in cash and $3.0 million in non-cash charges related to the departure of our former CEO in 2015, in addition to other factors including increases in executive salary and director compensation, increases in insurance, and fees for professional services. Additionally, we had a significant favorable legal accrual reversal in 2014 and had increased costs related to the transition of our call center to a new provider in 2015.

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

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2016 vs. 2015
Loss on sale	$4.1	$—	NM	(1)

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

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2016 vs. 2015
Other income	$7.6	$3.3	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Other income totaled $7.6 million and $3.3 million, respectively, for the years ended December 31, 2015 and 2014. The increase of $4.3 million is primarily related to a settlement for business interruption caused by the Deepwater Horizon oil spill in the Gulf of Mexico in 2010.

	Year Ended December 31,		Percent change
(in millions)	2015	2014	2015 vs. 2014
Income tax expense	$(22.5)	$(28.8)	(21.9)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	(321.1)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Income tax expense totaled $22.5 million and $28.8 million, respectively, for the years ended December 31, 2015 and 2014. The decrease of $6.3 million, or 21.9 percent, was primarily driven by a decrease in the impact of equity compensation charges that are not deductible for income tax purposes.  This decrease is partially offset by an increase in income from operations.

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

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 18: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2015 and 2014. The comparison of the year ended December 31, 2015 to the year ended December 31, 2014 is impacted by the purchase of the Previously Managed Hotels at the time of the IPO and the change in certain intercompany agreements which went into effect on April 14, 2014—refer to the footnotes to the table below for a more detailed discussion:

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

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $145.8 million and $125.4 million for the years ended December 31, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements

Owned hotels

Owned Hotels segment revenues increased primarily due to an improvement in RevPAR of 3.5 percent at our comparable owned hotels. Refer to “Revenues—Owned hotels” within this section for further discussion on the increase in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA increased as a result of an increase in Owned Hotels segment revenues of approximately $41.4 million, partially offset by increased direct lodging expenses of $20.1 million, and other lodging and operating expenses of $6.5 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion on the increase in operating expenses at our owned hotels.

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

Liquidity and capital resources

Overview

As of December 31, 2016, we had total cash and cash equivalents of $160.6 million. Our liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter, we established the related net deferred tax liability on our books equal to $321.1 million. With the full utilization of our federal net operating losses (“NOLs”) in 2016, we currently expect our cash taxes for 2016 to be $11 million.  In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, reducing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 and will continue through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases.

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

We and our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table summarizes our net cash flows:

	As of and for the year ended December 31,			Percent Change
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Net cash provided by operating activities	$262.8	$281.7	$278.9	(6.7)	1.0
Net cash used in investing activities	(69.3)	(46.3)	(37.0)	49.7	25.1
Net cash used in financing activities	(119.7)	(258.6)	(165.5)	(53.7)	56.3

Our ratio of current assets to current liabilities was 1.36 and 1.07 as of December 31, 2016 and 2015, respectively.

Operating activities

Net cash provided by operating activities was $262.8 million for the year ended December 31, 2016, compared to $281.7 million for the year ended December 31, 2015. The $18.9 million decrease was primarily driven by decreased operating income prior to the reduction for equity based compensation and the impairment loss. The change period over period also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Net cash provided by operating activities was $281.7 million for the year ended December 31, 2015, compared to $278.9 million for the year ended December 31, 2014. The $2.8 million increase was primarily driven by increased operating income prior to the reduction for increased impairment loss and a reduction in interest expense. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities during the year ended December 31, 2016 was $69.3 million, compared to net cash used in investing activities of $46.3 million during the year ended December 31, 2015. The $23.0 million increase in cash used in investing activities was primarily an increase of $51.8 million of capital expenditures driven by increased renovations of our owned properties, which was partially offset by an increase in proceeds from the sale of owned assets during 2016.

Net cash used in investing activities during the year ended December 31, 2015 was $46.3 million, compared to net cash used in investing activities of $37.0 million during the year ended December 31, 2014. The $9.3 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures of $20.5 million and the $103.0 million decrease in restricted cash in 2014, partially offset by an increase in proceeds from the sale of assets of $30.5 million, an increase in insurance proceeds from casualty disasters of $4.9 million and a decrease in the cash acquisition costs for the 14 Previously Managed Hotels of $77.7 million in 2014.

Financing activities

Net cash used in financing activities during the year ended December 31, 2016 was $119.7 million, compared to $258.6 million during the year ended December 31, 2015. The $138.9 million decrease in cash used in financing activities was primarily attributable to prior period voluntary principal payments of long-term debt totaling $135.0 million.

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

During the years ended December 31, 2016 and 2015, we incurred capital expenditures of approximately $143.8 million and $92.0 million, respectively. The increase in capital expenditures is primarily related to increased spending of investment capital and funds to recover from natural and other disasters related to our owned hotels.

During the years ended December 31, 2015 and 2014, we incurred capital expenditures of approximately $92.0 million and $71.5 million, respectively. The increase in capital expenditures is primarily related to increased spending of investment capital and funds to recover from natural and other disasters related to our owned hotels.

We currently consider a spending level of approximately 8.5-9.0% of the year’s total annual revenues for capital expenditures to be required for maintenance and repair in the ordinary course of operations, as well as cycle renovations and ongoing maintenance of our technology infrastructure to keep it current and operational. These levels do not reflect additional capital expenditures we may elect to make to, among other reasons, maintain or improve our competitive position or construct or acquire new hotels.  We currently intend to make significant additional capital investments in 2017 focused on accelerating renovations of our owned hotels and investing in technology innovation to enhance our guest experience.

As of December 31, 2016, we had outstanding commitments under capital expenditure contracts of approximately $58.3 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Borrowings under the term loans bear interest, at the option of the Borrower (as defined below), at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans is 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date.

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

The senior secured credit facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under the senior secured credit facilities and actions permitted to be taken by a secured creditor. As of December 31, 2016, we were in compliance with all covenants under the senior secured credit facilities.

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

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2016:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$1,725	$18	$35	$1,672	—
Interest on long-term debt (2)	319	73	137	109	—
Operating and ground leases	127	5	9	9	104
Purchase commitments (3)	58	58	—	—	—
Total contractual obligations	$2,229	$154	$181	$1,790	$104

(1)	Long-term debt obligation excludes the deduction of debt issuance costs of $18.5 million and includes the unamortized portion of the original issue discount of $6.7 million.
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

We had approximately $17.1 million of guest loyalty liability as of December 31, 2016. Changes in the estimates used in developing our breakage rate could result in a material change to our loyalty liability. Currently, a 10% decrease to the breakage estimate used in determining future award redemption obligations would increase our loyalty liability by approximately $3.9 million.

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

For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before income taxes.

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

Interest rate risk

We are exposed to interest rate risk under our new credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.36 percent per annum at December 31, 2015 to 0.72% percent at December 31, 2016. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total estimated fair value as of December 31, 2016 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period							Fair
	2017	2018	2019	2020	2021	Thereafter	Total	value
Term Facility	$17.5	$17.5	$17.5	$17.5	$1,630.0	$-	$1,700.0	$1,716.8
Weighted average interest rate (1)							4.258%

(1)	Weighted average interest rate as of December 31, 2016, which includes the effect of the interest rate swap.

Refer to our Note 10: “Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of La Quinta Holdings Inc. and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of La Quinta Holdings Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2017

La Quinta Holdings Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

	2016	2015
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$160,596	$86,709
Accounts receivable, net of allowance for doubtful accounts of $4,022 and $4,773	45,337	37,625
Assets held for sale	29,544	35,523
Other current assets	9,943	12,066
Total Current Assets	245,420	171,923
Property and equipment, net of accumulated depreciation	2,456,780	2,623,472
Intangible assets, net of accumulated amortization	177,002	178,095
Other non-current assets	13,321	12,354
Total Non-Current Assets	2,647,103	2,813,921
Total Assets	$2,892,523	$2,985,844
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	38,130	27,572
Accrued expenses and other liabilities	64,581	63,120
Accrued payroll and employee benefits	38,467	30,918
Accrued real estate taxes	21,400	21,705
Total Current Liabilities	180,092	160,829
Long-term debt	1,682,436	1,694,585
Other long-term liabilities	29,130	30,330
Deferred tax liabilities	343,028	353,588
Total Liabilities	2,234,686	2,239,332
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of December 31, 2016 and 2015	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at December 31, 2016 and 2015, 131,750,715 shares issued and 116,790,470 shares outstanding as of December 31, 2016 and 130,974,073 shares issued and 124,302,318 shares outstanding as of December 31, 2015	1,318	1,310
Additional paid-in-capital	1,165,651	1,152,155
Accumulated deficit	(296,006)	(294,718)
Treasury stock at cost, 14,960,245 shares at December 31, 2016 and 6,671,755 shares at December 31, 2015	(209,523)	(107,699)
Accumulated other comprehensive loss	(6,372)	(7,436)
Noncontrolling interests	2,769	2,900
Total Equity	657,837	746,512
Total Liabilities and Equity	$2,892,523	$2,985,844

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands, except per share data)
REVENUES:
Room revenues	$855,302	$887,358	$846,203
Franchise and other fee-based revenues	106,468	100,069	89,718
Other hotel revenues	19,334	19,343	19,536
	981,104	1,006,770	955,457
Brand marketing fund revenues from franchise and managed properties	25,150	23,204	21,481
Total Revenues	1,006,254	1,029,974	976,938
OPERATING EXPENSES:
Direct lodging expenses	409,886	398,828	378,705
Depreciation and amortization	147,081	166,642	165,887
General and administrative expenses	115,715	125,697	149,894
Other lodging and operating expenses	62,281	63,513	56,984
Marketing, promotional and other advertising expenses	68,327	69,810	62,161
Impairment loss	104,258	50,121	5,157
(Gain) loss on sales	(4,908)	4,088	—
	902,640	878,699	818,788
Brand marketing fund expenses from franchise and managed properties	25,150	23,204	21,481
Total Operating Expenses	927,790	901,903	840,269
Operating Income	78,464	128,071	136,669
OTHER INCOME (EXPENSES):
Interest expense, net	(81,419)	(86,504)	(120,945)
Other income	2,345	7,632	3,261
Loss on extinguishment of debt, net	—	—	(2,030)
Total Other Income (Expenses)	(79,074)	(78,872)	(119,714)
(Loss) Income From Continuing Operations Before Income Taxes	(610)	49,199	16,955
Income tax expense	(493)	(22,487)	(28,805)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	(321,054)
(Loss) Income from Continuing Operations, net of tax	(1,103)	26,712	(332,904)
Loss on Discontinued Operations, net of tax	—	—	(503)
NET (LOSS) INCOME	(1,103)	26,712	(333,407)
Less: Income attributable to noncontrolling interests in continuing operations, net of tax	(185)	(347)	(3,890)
Amounts attributable to La Quinta Holdings’ stockholders
(Loss) income from continuing operations, net of tax	(1,288)	26,365	(336,794)
Loss from discontinued operations, net of tax	—	—	(503)
Net (Loss) Income attributable to La Quinta Holdings’ stockholders	$(1,288)	$26,365	$(337,297)
Earnings (loss) per share:
Basic (loss) earnings per share	$(0.01)	$0.21	$(2.67)
Diluted (loss) earnings per share	$(0.01)	$0.20	$(2.67)

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
	(in thousands)
NET (LOSS) INCOME	$(1,103)	$26,712	$(333,407)
Cash flow hedge adjustment, net of tax	1,064	(4,309)	(3,127)
COMPREHENSIVE NET (LOSS) INCOME	(39)	22,403	(336,534)
Comprehensive net income attributable to noncontrolling interests	(185)	(347)	(3,890)
Comprehensive net (loss) income attributable to La Quinta Holdings’ Stockholders	$(224)	$22,056	$(340,424)

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2016, 2015 and 2014

		Equity Attributable to La Quinta Holdings Inc. Stockholders
	Members’ Equity	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
		Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2014	$319,096	—	$—	$—	$—	$—	$—	$(13,843)	$305,253
Net (loss) income	(16,214)	—	—	—	—	(321,083)	—	3,890	(333,407)
Capital contributions	21,516	—	—	—	—	—	—	—	21,516
Distributions	(106)	—	—	—	—	—	—	(4,451)	(4,557)
Issuance of common stock	—	43,987,500	440	—	692,781	—	—	—	693,221
Equity based compensation	—	4,434,567	44	—	57,939	—	—	—	57,983
Repurchase of common stock	—	(83,091)	(1)	(1,532)	—	—	—	—	(1,533)
Acquisitions	—	4,348,284	44	—	73,062	—	—	—	73,106
Cash flow hedge adjustment	—	—	—	—	—	—	(3,127)	—	(3,127)
La Quinta Predecessor Entities reorganization	(324,292)	78,008,014	780	—	306,033	—	—	17,479	—
Balance as of December 31, 2014	$—	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	—	26,365	—	347	26,712
Distributions	—	—	—	—	—	—	—	(522)	(522)
Equity based compensation	—	194,818	3	—	22,340	—	—	—	22,343
Repurchase of common stock	—	(6,587,774)	—	(106,167)	—	—	—	—	(106,167)
Cash flow hedge adjustment	—	—	—	—	—	—	(4,309)	—	(4,309)
Balance as of December 31, 2015	$—	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	—	(1,288)	—	185	(1,103)
Distributions	—	—	—	—	—	—	—	(316)	(316)
Equity based compensation	—	828,869	8	—	14,163	—	—	—	14,171
Tax deficit related to equity comp (APIC Pool)	—	—	—	—	(667)	—	—	—	(667)
Repurchase of common stock	—	(8,340,717)	—	(101,824)	—	—	—	—	(101,824)
Cash flow hedge adjustment	—	—	—	—	—	—	1,064	—	1,064
Balance as of December 31, 2016	$—	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(1,103)	$26,712	$(333,407)
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	146,996	166,396	165,408
Amortization of other non-current assets	91	337	957
Amortization of intangible assets	732	937	1,075
Loss on extinguishment of debt, net	—	—	2,030
Interest expense added to long-term debt	—	—	18,601
Amortization of long-term debt reduction	—	—	(1,532)
(Gain) loss related to casualty disasters	3,051	1,824	(5,591)
Write off of deferred costs	—	18	—
Amortization of leasehold interests	(647)	(691)	(596)
Amortization of deferred costs	5,708	5,559	8,173
Impairment loss	104,258	50,121	5,308
(Gain) loss on sale or retirement of assets	(4,908)	4,533	177
Equity based compensation	14,171	21,603	57,983
Excess tax benefits from equity based compensation	—	(740)	(132)
Deferred taxes	(11,800)	16,898	22,980
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	321,054
Provision for doubtful accounts	1,470	2,198	1,904
Changes in assets and liabilities:
Accounts receivable	(10,341)	(2,255)	(2,853)
Other current assets	2,123	(484)	914
Receivables from affiliates	—	—	276
Other non-current assets	537	(1,410)	(510)
Accounts payable	2,321	272	(9,494)
Accrued payroll and employee benefits	7,549	(4,278)	8,894
Accrued real estate taxes	(305)	1,135	993
Accrued expenses and other liabilities	1,446	(8,035)	15,693
Other long-term liabilities	1,445	1,039	622
Net cash provided by operating activities	262,794	281,689	278,927
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(77,667)
Capital expenditures	(143,752)	(91,970)	(71,475)
Decrease in restricted cash	—	—	103,026
Decrease in investments	—	—	67
Insurance proceeds on casualty disasters	5,301	7,033	2,120
Proceeds from sale of assets	71,136	37,576	7,053
Payment of franchise incentives	(1,938)	(30)	(400)
Decrease in other non-current assets	—	1,125	315
Net cash used in investing activities	(69,253)	(46,266)	(36,961)

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	2,100,000
Repayment of long-term debt	(17,514)	(152,622)	(2,941,302)
Payment of deferred costs	—	—	(27,255)
Payment of original issue discount	—	—	(10,500)
Proceeds from issuance of common stock, net	—	—	697,978
Purchase of treasury stock	(101,824)	(106,167)	(1,533)
Excess tax benefits from equity based compensation	—	740	132
Distributions to members	—	—	(106)
Distributions to noncontrolling interests	(316)	(522)	(4,451)
Capital contributions	—	—	21,516
Net cash used in financing activities	(119,654)	(258,571)	(165,521)
Increase (decrease) in cash and cash equivalents	73,887	(23,148)	76,445
Cash and cash equivalents at the beginning of the year	86,709	109,857	33,412
Cash and cash equivalents at the end of the year	$160,596	$86,709	$109,857
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$76,634	$83,468	$101,708
Income taxes paid during the year, net of refunds	$9,856	$12,357	$4,156
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$5,646	$2,836	$760
Deferred cost included in proceeds from issuance of common stock	$—	$—	$4,757
Cash flow hedge adjustment, net of tax	$1,064	$(4,309)	$(3,127)
Receivable for capital assets damaged by casualty disasters	$4,127	$4,625	$7,554

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014

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

As it pertains to the period prior to completion of our IPO, the accompanying consolidated financial statements include the accounts of each of the La Quinta Predecessor Entities, and all related wholly and majority owned subsidiaries and a consolidated Variable Interest Entity (“VIE”). For these periods, the La Quinta Predecessor Entities have been presented on a combined historical basis due to their prior common ownership and control. In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the La Quinta Predecessor Entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement. As a result, as it pertains to the period subsequent to completion of our IPO, the accompanying consolidated financial statements also include the accounts of Holdings, the Previously Managed Hotels, and all other wholly and majority owned subsidiaries created in connection with the IPO. The combined or consolidated entity presented may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”, as the context requires, when we refer to our historical operations and financial performance.

In November 2014 and April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 and 23.9 million shares of Holdings common stock, respectively. As of December 31, 2016 Blackstone owned 30.1% of Holdings’ outstanding common stock.

We own and operate hotels, some of which are subject to a ground lease, located in the United States under the La Quinta brand. We also franchise and, until the acquisition of the Previously Managed Hotels upon completion of our IPO, managed hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of December 31, 2016, 2015 and 2014, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	2016		2015		2014
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	321	41,000	340	43,400	352	44,800
Joint Venture	1	200	1	200	1	200
Franchised	566	46,000	545	43,900	514	41,500
Totals	888	87,200	886	87,500	867	86,500

(1)	As of December 31, 2016 and 2015, owned hotels includes five and 13 hotels, respectively, designated as assets held for sale, which are subject to a definitive purchase agreement.

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

Included in franchise and other fee-based revenues are management fees of approximately $0.7 million for the year ended December 31, 2014, which represent fees earned from the Previously Managed Hotels, prior to their acquisition on April 14, 2014. Management fees from hotels include a base fee, which is generally a percentage of hotel revenues. (See Note 11)

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

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

We periodically review the useful lives of our long-lived assets based on current assessments of the remaining utility of our assets. Such changes are accounted for prospectively and would either increase or decrease depreciation expense in the accompanying consolidated statements of operations.

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, professional design and construction costs, including associated materials, and other direct and indirect costs, such as sales and use tax, incurred during the redevelopment and renovation period. The capitalization period begins when the activities related to development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once a redevelopment project is substantially complete and the associated assets are ready for intended use, costs related to the redevelopment project are no longer capitalized. Additionally, we capitalize costs such as construction administration, cost accounting, design and other various office costs that clearly relate to projects under development or construction (“Indirect Costs”). Total capitalized Indirect Costs for the year ended December 31, 2016, 2015 and 2014 was $4.5 million, $2.7 million and $3.0 million, respectively.

Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed, the related cost and accumulated depreciation or amortization is removed from the applicable accounts and any gain or loss is reflected in the accompanying combined statements of operations.

Assets held for sale— Long-lived assets are classified as held for sale when all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset and does not expect significant changes to the plan or that the plan will be withdrawn;

•	The asset is available for immediate sale in its present condition;
•	The asset is being actively marketed;
•	The sale of the asset is probable within one year.

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

As of December 31, 2016 and 2015, we accrued the following liabilities related to these insurance programs:

	2016	2015
	(in thousands)
Automobile and general liability insurance	$21,219	$21,769
Workers’ compensation	10,575	8,360
Health insurance	1,350	1,242
	$33,144	$31,371

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

As of December 31, 2016 and 2015, the total liability for Returns points was approximately $17.1 million and $15.6 million, respectively, of which $5.9 million and $5.7 million are included in accrued expenses and other liabilities, representing the estimated points expected to be redeemed in the next year. The remainder is included within other long-term liabilities in the accompanying combined balance sheets.

Actual financial results of the Returns program may vary from our estimate due primarily to variances from assumptions used in the calculation of the obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known.

Noncontrolling interests— Noncontrolling interests are recognized within total equity in our consolidated balance sheets, reflected in net loss attributable to noncontrolling interests in our consolidated statements of operations, and included in our consolidated statements of equity.

We hold a 60% controlling equity interest in a joint venture. The joint venture owns and operates one hotel in New Orleans, Louisiana. The noncontrolling interest, totaling 40%, represents the external partner’s interest in the joint venture of approximately $2.8 million and $2.9 million as of December 31, 2016 and 2015, respectively. Total distributions to the noncontrolling interest holder were approximately $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As described in Note 1, effective April 14, 2014 we acquired LQM. Prior to the acquisition date, we consolidated LQM, and LQM’s results of operations and net equity or deficit were presented as a noncontrolling interest.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred advertising and promotional expenses included within the following in the accompanying combined statements of operations:

	2016	2015	2014
	(in thousands)
Direct lodging expenses	5,427	5,615	5,802
General and administrative expenses	1,649	1,249	1,572
Marketing, promotional and other advertising expenses	58,397	61,209	52,195
Total	$65,473	$68,073	$59,569

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

The measurement objective for equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period, including an estimate of forfeitures. The requisite service period is the period during which an employee is required to provide service in exchange for an award.

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

For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income or loss before income taxes.

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

We are required by certain foreign jurisdictions to have franchisees withhold, for income tax purposes, a percentage of revenues related to royalties and certain other revenues. For the years ended December 31, 2013 and 2012, the withholding rate was up to 30%. For the period from January 1, 2014 to April 13, 2014, the withholding rates were up to 35%. For the period from April 14, 2014 to

December 31, 2016, the withholding rate was between 10% and 33% depending upon the country, after the application of certain tax treaties between the U.S. and certain countries.  These taxes are treated as an income tax and expensed in the period in which the taxable gross receipts are recognized.

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

Geographic concentrations, which potentially subject us to concentrations of business risk, relate primarily to locations of hotels and the revenue recognized in various states within the United States. We have a concentration of hotels operating in Texas, Florida and California.

The percentages of our total revenues, including revenue from discontinued operations, from these states for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Texas	21%	22%	23%
Florida	16%	17%	16%
California	10%	9%	9%
Total	47%	48%	48%

Newly Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 is intended to address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control, which alters how a decision maker needs to consider indirect interests in a variable interest entity held through an entity under common control and simplifies that analysis to require consideration of only an entity’s proportionate indirect interest in a VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidation Analysis, which was not effective for the Company in the current fiscal year. ASU 2016-17 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted but should be in the first interim period. The new guidance should also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the interim and annual periods beginning after December 15, 2018. Early application is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09. The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company has formed a project team to evaluate and implement the standard and currently believes the most significant areas of impact of this ASU will be i) the deferral of initial fees paid by franchisees over their estimated average contract life; and ii) the deferral of costs to acquire a customer. We are continuing our assessment, which may identify other impacts of the adoption of ASU 2014-09.

The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018.

Newly Adopted Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. We adopted this standard on January 1, 2016.  This adoption did not have a material effect on the Company’s results of operations, cash flows or financial position.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the update specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. The update further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. ASU No. 2015-05 is effective for the Company for interim and annual periods beginning after December 15, 2015. We adopted this update as of January 1, 2016 on a retrospective basis.  For the years ended December 31, 2015 and 2014, we reclassified $8.3 million and $7.3 million, respectively, of expense from depreciation and amortization to general and administrative expenses in the consolidated statement of operations. A corresponding reclassification was made in our consolidated statement of cash flows between depreciation and amortization and change in other current assets. Additionally, cash payments in the amount of $8.8 million and $7.2 million for software service agreements associated with cloud computing arrangements, which were classified as capital expenditures for the years ended December 31, 2015 and 2014, respectively, have been reclassified as a change in other current assets in our consolidated statement of cash flows.

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

NOTE 3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets Held for Sale

During the third quarter of 2015, 24 of our hotels and one additional restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting.  During the fourth quarter of 2015, 11 of the hotels were sold for $34.1 million, net of transaction costs. During 2016, the remaining 13 of these hotels were sold for $34.4 million, net of transaction costs.

During 2016, six additional hotels were sold for $33.9 million, net of transaction costs, resulting in a net gain on sale of $4.9 million.  Additionally, five hotels were classified as assets held for sale during 2016.  During the first quarter of 2017, three hotels were sold for $22.0 million, net of transaction costs. The remaining two hotels are expected to close during the second quarter of 2017.

As of December 31, 2016 and 2015, the carrying amounts of the major classes of assets for the assets held for sale were as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Current assets	$64	$221
Property and equipment, net	29,383	34,982
Other non-current assets	97	320
Total assets held for sale	$29,544	$35,523

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

The following table summarizes the results of the discontinued operations:

For the year ended December 31,
2014
(in thousands)
Hotel revenues	$361
Direct lodging expenses	651
Other lodging and operating expenses	62
Operating loss	(352)
Impairment charge	(151)
Loss on discontinued operations	$(503)

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

The following unaudited pro forma results of operations reflect our results as if the acquisition of the Previously Managed Hotels had occurred on January 1, 2013. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made (in thousands, except per share data):

For the year ended December 31, 2014
Total revenues	$988,858
Net loss attributable to La Quinta Holdings’ stockholders	(333,698)
Basic and diluted loss per share	(2.65)

NOTE 5. INTANGIBLE ASSETS

Intangible assets consist of both finite-lived and indefinite-lived assets. The following is a summary of our intangible assets as of December 31, 2016 and 2015:

	2016			2015
	Weighted average remaining life		Amount	Weighted average remaining life		Amount
			(in thousands)			(in thousands)
Finite-lived assets:
Favorable leasehold interests—hotels, restaurants, offices	26 years		$9,680	27 years		$9,680
Franchise agreements, management contracts and other	4 years		18,015	5 years		18,015
Returns membership list	—	(1)	3,200	—	(1)	3,200
Accumulated amortization			(23,327)			(22,234)
Total finite–lived assets			7,568			8,661
Indefinite-lived assets:
Trademarks—La Quinta			169,434			169,434
Total			$177,002			$178,095

(1)	As of December 31, 2016 and 2015, the Returns membership list has been fully amortized.

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Amortization expense related to intangible assets:
Depreciation and amortization expense	$732	$937	$1,075
Direct lodging operations	361	374	365
Total amortization expense	$1,093	$1,311	$1,440

As of December 31, 2016, estimated amortization expense related to intangible assets for the years ending December 31 is as follows (in thousands):

2017	$1,019
2018	908
2019	897
2020	797
2021	353
Thereafter	3,594
$7,568

The accumulated amortization and related amortization expense described above do not include the impact of unfavorable leasehold interests which are reflected within other non-current liabilities in the accompanying combined balance sheets. For the years ended December 31, 2016, 2015 and 2014, approximately $1.0 million, $1.1 million and $1.0 million of amortization expense, related to unfavorable leasehold interests, was reported as a reduction of depreciation and amortization expenses in the accompanying combined statements of operations.

NOTE 6. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Land	$740,996	$796,790
Buildings and improvements	2,621,924	2,703,293
Furniture, fixtures, equipment and other	429,307	408,190
Total property and equipment	3,792,227	3,908,273
Less accumulated depreciation	(1,397,514)	(1,288,281)
Property and equipment, net	2,394,713	2,619,992
Construction in progress	62,067	3,480
Total property and equipment, net of accumulated depreciation	$2,456,780	$2,623,472

Depreciation and amortization expense related to property and equipment was $147.0 million, $166.4 million and $165.4 million for the years ended December 31, 2016, 2015 and 2014 respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 7. LONG-TERM DEBT

Long-term debt as of December 31, 2016 and 2015 was as follows:

	2016	2015
	(in thousands)
Current portion of term facility	$17,514	$17,514
Long-term portion of term facility	1,682,436	1,694,585
Total long term debt (1)	$1,699,950	$1,712,099

(1)

As of December 31, 2016 and 2015, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.72% and 0.36%, respectively. As of December 31, 2016, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•

During year ended December 31, 2016, we made quarterly scheduled principal payments totaling $17.5 million. During the year ended December 31, 2015, we made voluntary principal prepayments totaling $135.0 million and quarterly scheduled principal payments totaling $17.7 million.

•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to December 31, 2016.  Included in the Term Facility as of December 31, 2016 and 2015 is an unamortized original issue discount of $6.7 million and $8.2 million, respectively. As of December 31, 2016 and 2015, we had $16.2 million and $16.5 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “ Holdco I Loans”) and the Holdco III Mortgage Loan, and to acquire the Previously Managed Hotels. Upon completion of the refinancing, we recognized a $2.0 million loss on extinguishment of debt in our consolidated statements of operations. We also incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of December 31, 2016 and 2015, the net balance of these debt issuance costs included in our consolidated balance sheet was $18.5 million and $22.4 million, respectively.

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

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of December 31, 2016, we were in compliance with all covenants under the Senior Facilities.

Prior Debt Facilities

Prior to entering into the Agreement, Holdco I and subsidiaries borrowed amounts under a mortgage loan agreement (“Mortgage Loan”), five unsecured mezzanine loans and one senior mezzanine loan (collectively, the “Mezzanine Loans”).  Additionally, Holdco III and subsidiaries borrowed amounts under a mortgage loan agreement ( the “Holdco III Mortgage Loan”).  These amounts were repaid with the proceeds from the Term Facility.

Interest for portions of the Mortgage Loan were subject to a LIBOR floor of 1.0%, plus interest rate spreads ranging from 0.55% to 6.803%, resulting in a weighted average spread of 2.892% as of December 31, 2013, with all interest to be paid currently. In addition, interest for the Mezzanine Loans was subject to a LIBOR floor of 1.0%, plus interest rate spreads ranging from 9.0% to 13.9%, resulting in a weighted average spread of 11.59% as of December 31, 2013. For the Mezzanine Loans, any difference between current LIBOR and the LIBOR floor were deferred until the maturity date of the Mezzanine Loans. Such deferred interest was not to be treated as part of the principal amount of the Mezzanine Loans for any calculation of interest or any other purpose, although it was considered debt under the Mezzanine Loans and secured accordingly.

Under the terms of the Holdco III Mortgage Loan, we were required to make monthly interest payments at LIBOR with a floor of 1.0% plus a spread of 4.0% through July 2012, and thereafter at LIBOR with a floor of 1.0% plus a spread of 4.5%.

Debt Maturity

The contractual maturity of our Term Facility as of December 31, 2016 was as follows (1):

(in thousands)
Year
2017	$17,514
2018	17,514
2019	17,514
2020	17,514
2021	1,655,094
$1,725,150
(1)	Excludes the deduction of debt issuance costs of $18.5 million and includes the unamortized portion of the original issue discount of $6.7 million.

Letters of Credit

As of both December 31, 2016 and December 31, 2015, we have $14.6 million in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%.

Prior to our debt refinancing in April 2014, we had two letters of credit through Wells Fargo Bank, N.A. aggregating approximately $5.7 million as of December 31, 2013. We were required to pay a fee of 2.0% per annum related to these letters of credit.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 8), consisted of the following for the years ended December 31, 2016, 2015 and 2014:

Description	2016	2015	2014
	(in thousands)
Term Facility	$76,289	$81,394	$65,994
Mortgage Loan	—	—	23,754
Holdco III Mortgage Loan	—	—	3,206
Mezzanine Loans:
Current	—	—	3,107
Deferred	—	—	18,601
Amortization of long-term debt reduction	—	—	(1,532)
Amortization of deferred financing costs	3,925	3,810	6,938
Amortization of original issue discount	1,440	1,400	912
Other interest	12	10	14
Interest income	(247)	(110)	(49)
Total interest expense, net	$81,419	$86,504	$120,945

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the years ended December 31, 2016, 2015 and 2014, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes a 1.0% LIBOR floor. Management has elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

	December 31, 2016		December 31, 2015
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other non- current long-term liabilities	$(9,803)	Other non- current long-term liabilities	$(11,440)

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	2016	2015	2014
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$1,064	$(4,309)	$(3,127)

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2016, 2015 and 2014.

NOTE 9. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities include the following as of December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Accrued automobile and general liability insurance	$21,219	$21,769
Accrued sales and occupancy taxes	9,829	9,431
Accrued liability for guest loyalty program points	5,923	5,732
Accrued interest	16,154	16,487
Other accrued expenses	11,456	9,701
Total accrued expenses and other liabilities	$64,581	$63,120

NOTE 10. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$160,596	$160,596	$86,709	$86,709
Interest rate swaps (2)	(9,803)	(9,803)	(11,440)	(11,440)
Long-term debt (3) (4)	1,699,950	1,716,815	1,712,099	1,675,760

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.
(4)	Carrying amount includes deferred debt issuance costs of $18.5 million and $22.4 million as of December 31, 2016 and 2015, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of December 31, 2016 and December 31, 2015, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 3.7% and 4.4%, as of December 31, 2016 and December 31, 2015, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the years ended December 31, 2016 and 2015:

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned Hotels identified for possible sale	$—	$—	$227,816	$227,816	$94,087
Assets Held for Sale (1)	—	—	29,544	29,544	6,661
2 Owned Hotels	—	—	6,725	6,725	3,510
	$—	$—	$264,085	$264,085	$104,258
(1)

Assets Held for Sale include a restaurant parcel that was designated as held for sale in the third quarter of 2015, in addition to the five Owned Hotels that the Company entered into an agreement to sell during 2016. The impairment charge for Assets Held for Sale is related to updating the fair value to be net of estimated transaction cost.

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
24 Owned Hotels Held for Sale (1)	$—	$—	$34,498	$34,498	$43,382
1 Owned Hotel	—	—	2,422	2,422	5,103
1 Owned Restaurant Parcel	—	—	1,025	1,025	1,636
	$—	$—	$37,945	$37,945	$50,121

(1)

During 2015, we sold 11 of the 24 hotels that were designated as assets held for sale in the third quarter of 2015. The remaining 13 hotels are included in assets held for sale as of December 31, 2015, and were sold during 2016.

24 Owned Hotels identified for sale in 2015

During 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. The inputs used in determining the fair value for these 24 hotels were based on estimated selling prices ranging from $70.0 million to $75.0 million. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. In 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs.  In 2016, we recorded additional impairment on the remaining 13 hotels of $1.1 million. During 2016, the remaining 13 of these hotels were sold for $34.4 million, net of transaction costs.

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

During 2016, we entered into agreements to sell six of the approximately 50 hotels identified in the first quarter of 2016. Three of those hotel sales closed and the remaining three hotels met the criteria for assets held for sale as of December 31, 2016. We recorded an additional impairment charge of $1.6 million to adjust the carrying value of these owned hotels to their estimated fair value including a reduction for transaction costs, with a resulting fair value of approximately $22.3 million.  The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs.  During 2016, we sold three of the hotels for approximately $11.9 million, resulting in a net gain on sale of $0.3 million. One of the remaining three hotels in assets held for sale was sold subsequent to December 31, 2016 for $4.1 million, net of transaction costs.

Additional Hotel Sales

During 2016, we entered into agreements to sell five of our Owned Hotels for approximately $39.4 million, net of estimated transaction costs. We recorded an impairment charge of $17.7 million to adjust the carrying value of these hotels to their estimated fair value. These hotels met the criteria for classification within assets held for sale and three were sold during 2016 for approximately $22.0 million, resulting in a gain on sale of $4.6 million.  The remaining two hotels were sold subsequent to December 31, 2016 for $17.9 million, net of transaction costs.

Additional Impairment

Additionally, during 2016, we identified two hotels where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $3.5 million to adjust the carrying value of these hotels to their estimated fair value. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

In the fourth quarter of 2015, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions.  We recorded an impairment charge of $5.1 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered to be a Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets.

NOTE 11. RELATED PARTY TRANSACTIONS

We maintain various agreements and enter into certain transactions with affiliates. Prior to April 14, 2014 these affiliates owned the Previously Managed Hotels ( see Note 4 ), which were managed by LQM. The following is a discussion of these arrangements and resulting transactions from January 1, 2014 to April 14, 2014:

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

Other Arrangements

As of December 31, 2016 and December 31, 2015, approximately $81.6 million and $41.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

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

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $4.9 million, $2.6 million and $2.8 million during years ended December 31, 2016, 2015, and 2014, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. Our discussions with IRS Appeals are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  Based on our analysis of these draft notices, we believe the IRS transfer pricing methodologies and NOL disallowances applied in the 2012-2013 audit contains the same flaws present in the 2010-2011 audit and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2016, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the Internal Revenue Service notified the Company that it intends to audit the return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  The audit is in its early stages and no issues have been communicated to the Company at this point.  As Lodge Holdco II L.L.C. was treated as a partnership for the taxable year ended April 13, 2014, any tax resulting from this examination would be assessed at the partner level rather than against the Company. Accordingly, no provision has been recorded for this examination.

Purchase Commitments —As of December 31, 2016, we had approximately $58.3 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments —Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of December 31, 2016, we had $20.8 million in outstanding commitments to various franchisees for such financial assistance.

NOTE 13. INCOME TAXES

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

The components of our income tax provision are as follows:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Current provision:
Federal	$4,467	$1,933	$2,615
State	7,070	3,442	3,121
Foreign	88	78	103
Total current	11,625	5,453	5,839
Deferred provision:
Federal	(5,148)	17,765	22,279
State	(5,984)	(731)	687
Total deferred	(11,132)	17,034	22,966
Provision for income taxes	493	22,487	28,805
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	321,054
Total income tax expense	$493	$22,487	$349,859

The significant components of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred Tax Assets
Net Operating Losses	$9,145	$43,583
Insurance Accruals	12,084	10,641
Tax Credits	8,623	11,550
Cash Flow Hedge-OCI	3,431	4,004
Intangibles	10,794	12,602
Doubtful Accounts	1,528	1,932
Returns Club	—	343
Compensation Accruals	9,481	8,054
Other	2,310	1,960
Total gross deferred tax assets	57,396	94,669
Less: Valuation Allowance	(9,116)	(9,300)
Deferred Tax Assets	$48,280	$85,369
Deferred Tax Liabilities
Fixed Assets	$318,986	$361,856
Trademark	61,823	61,603
Cancellation of Debt Income	6,192	9,300
Linens, uniforms and supplies	3,959	4,225
Other	348	1,973
Deferred Tax Liabilities	391,308	438,957
Net Deferred Taxes	$(343,028)	$(353,588)

As of December 31, 2016 and 2015, certain subsidiaries of ours had available federal net operating loss carryforwards (“NOLs”) totaling approximately $26.1 million and $123.8 million, respectively. Generally, NOL carryforwards expire 20 years after the year in which they arise. Our NOLs will expire between 2016 and 2033. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. As of December 31, 2016, we have fully utilized all available federal NOLs, except those belonging to certain inactive subsidiaries. We also have alternative minimum tax (“AMT”) credit carry forwards, as of December 31, 2016 and 2015, in the gross amount of $8.6 million and $11.5 million, respectively, which do not expire.

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

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the combined financial statements:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Statutory U.S. federal income tax provision	$(214)	$17,219	$5,934
State tax, net of federal benefit	1,052	2,221	4,957
Foreign tax, net of federal benefit	88	50	67
Nondeductible stock compensation	—	1,948	16,155
Nondeductible book loss from January 1, 2014 through April 13, 2014	—	—	4,480
Permanent items	389	800	97
Tax credits	(548)	(84)	—
Unrecognized tax benefit	174	—	—
Change in valuation allowance	95	353	(767)
Return to provision	(351)	(688)	(329)
Changes in deferred taxes	(169)	541	(1,904)
Other	(23)	127	115
Provision for income taxes	493	22,487	28,805
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	321,054	(1)
Income tax expense	$493	$22,487	$349,859

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

The Company files income tax returns in the U.S. Federal jurisdiction and several state jurisdictions.  The Company has open tax years back to 2010.  We utilize our available tax attributes at the federal and state levels to the extent allowed by applicable law.  The Company anticipates that it is reasonably possible a state may challenge our use of certain state tax benefits, although we believe any proposed adjustment pertaining to the use of those state tax benefits would not result in a material change to our financial position.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits, beginning of the year	$2,990	$—	$—
Gross increase in unrecognized tax positions in the current year	—	2,990	—
Unrecognized tax benefits, end of the year	$2,990	$2,990	$—

At December 31, 2016 and 2015, there are $3.0 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not expect any significant changes in our unrecognized tax benefits over the next twelve months.

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

As of December 31, 2016, approximate future minimum rental income to be received under non-cancelable operating leases, in excess of one-year, is as follows:

Year ending December 31,	Operating lease income
(in thousands)
2017	$4,450
2018	4,066
2019	3,859
2020	3,522
2021	3,102
Thereafter	3,664
$22,663

For the year ended December 31, 2016, total rental revenue was approximately $4.0 million, of which $0.5 million related to contingent rents. For the year ended December 31, 2015, total rental revenue was approximately $3.8 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2014, total rental revenue was approximately $4.2 million, of which $0.4 million related to contingent rents. Rental revenue is included within other hotel revenues in the accompanying consolidated statement of operations.

Rental Expense— We maintain ground lease arrangements with third parties for certain hotel properties that contain contingent rent provisions based upon the respective hotel’s revenues. Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2096.

Year ending December 31,	Operating ground lease commitments
(in thousands)
2017	$4,637
2018	4,448
2019	4,448
2020	4,413
2021	4,453
Thereafter	104,210
$126,609

For the year ended December 31, 2016, total rent expense for ground leases included in other lodging and operating expenses was approximately $6.4 million, of which $0.7 million related to contingent rents. For the year ended December 31, 2015, total rent expense was approximately $6.1 million, of which $0.7 million related to contingent rents. For the year ended December 31, 2014, total rent expense was approximately $5.2 million, of which $0.5 million related to contingent rents.

NOTE 15. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $2.2 million, $2.3 million and $2.0 million, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively.

In 2015, our board and stockholders’ approved and adopted the La Quinta Holdings Inc. 2015 Employee Stock Purchase Plan (the “ESPP”) which allows eligible employees to purchase Holdings’ stock at a discount of 5%.  The ESPP is intended to be in compliance with safe harbor rules so that the ESPP is not compensatory, and no expense is recognized related to the ESPP.  There were 2.6 million shares reserved for purchase under the ESPP, of which 11,589 shares and 5,233 shares were issued and included in shares outstanding as of December 31, 2016 and 2015, respectively.

NOTE 16. EQUITY-BASED COMPENSATION

Promote Plan

Prior to the IPO Effective Date, certain members of our management and others associated with Blackstone (collectively the “Promote Participants”) were eligible to receive long-term incentives evidenced by units (the “Units”) in LQ Services L.L.C. (“LQ Services”), which indirectly held interests in the Company, which Units were intended to be treated as “profits interests” for U.S. tax purposes (the “Promote Plan”). Units were typically granted by our Chief Executive Officer, in consultation with Blackstone, to key employees upon hire. Unit levels could also be adjusted to recognize changing job responsibilities. All of the Units were subject to exit-based vesting on the date when there was a sale, transfer or disposition of all or substantially all of the assets of the La Quinta Predecessor Entities to an unaffiliated entity which resulted in distributions being payable to the holders of the Units (a “Liquidity Event”), subject to a Promote Participant’s continued employment on such date. The value in respect of Units would have been determined based upon the amounts received by Blackstone pursuant to a Liquidity Event, net of certain debt repayments and return of equity to Blackstone. As payments in respect of the Units were contingent on occurrence of a Liquidity Event, which was not assessed to be probable prior to the date of our IPO, no expense was accrued or recognized for the Units prior to April 14, 2014.

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

Total compensation expense under the Promote Plan was $5.6 million and $46.2 million for the years ended December 31, 2015 and 2014, respectively. A total of 9,658 shares were forfeited from the Promote Plan.

2014 Omnibus Incentive Plan

In connection with, and prior to completion of, the IPO, our board of directors adopted, and our stockholders approved, the La Quinta Holdings Inc. 2014 Omnibus Incentive Plan which was amended and restated effective as of May 18, 2016 (the “A&R 2014 Omnibus Incentive Plan”). The A&R 2014 Omnibus Incentive Plan provides for the granting of stock options, restricted stock and other equity-based or performance-based awards denominated in cash or in stock to directors, officers, employees, consultants and advisors of Holdings and its affiliates.

2014 Grant I  —Effective on the IPO Effective Date, Holdings issued 0.35 million shares of Holdings common stock under our 2014 A&R 2014 Omnibus Incentive Plan with a grant date fair value of $16.65 per share to certain of our employees as follows: (1) 50% of the shares granted were vested shares of common stock; (2) 40% of the shares granted were unvested shares of restricted stock that were vested on April 14, 2015, contingent upon continued employment through that date; and (3) 10% of the shares granted were unvested shares of restricted stock that were slated to vest on the earlier of the date that Blackstone and its affiliates cease to own 50% or more of Holdings or the seventh anniversary of the IPO Effective Date, contingent upon continued employment through that date. Blackstone and its affiliates ceased to own 50% of Holdings, effective November 25, 2014. The 2014 Grant I became fully vested on April 14, 2015.

2014 Grant II—On June 11, 2014, Holdings issued 1.01 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. Grant II is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 0.4 years as of December 31, 2016. The fair value of Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2014 Performance Unit Grant — On June 11, 2014, we issued 109 performance-based RSUs (the “PSUs”), which represent 0.5 million shares at target value of common stock to certain of our employees. The performance period for the 2014 Performance Unit Grant ended on December 31, 2016. The calculation of the value of the units granted under the 2014 Performance Unit Grant is weighted as follows: 70% based on our total shareholder return (“TSR”) relative to the total shareholder returns of a defined set of peer companies (“Relative Shareholder Return”); and 30% based on our absolute TSR compound annual growth rate (“TSR CAGR”). The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on a calculated multiple of defined target amounts for TSR CAGR and Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 167% of target, which represents the maximum payout. At the end of the performance period the TSR CAGR and Relative Shareholder Return were below the threshold.

The grant date fair value of the 2014 Performance Unit Grant was $19.80 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	24.05%
Dividend yield (2)	— %
Risk-free rate (3)	0.70%
Expected term (in years) (4)	2.60

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

Director Unit Grants — In 2014, 2015 and 2016, we granted a total of 100,819 restricted stock units (“RSUs”) to our independent directors under our A&R 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates with a remaining weighted average life of 1.3 years as of December 31, 2016. The grant date weighted average price is $14.87 per share. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2015 Grant I — In 2015, we issued a total of 0.2 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.81 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 0.9 years as of December 31, 2016. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ends December 31, 2017, with a remaining life of 1.0 years as of December 31, 2016. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. The 2015 Performance Unit Grant PSUs will be settled with shares of our common stock.

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

2016 Grant I — In 2016, we issued a total of 0.4 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.87 per share to certain of our employees. 2016 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.0 years as of December 31, 2016. The fair value of 2016 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2016 Grant II — In 2016, we issued a total of 0.3 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.35 per share to certain of our employees. 2016 Grant II is a time-based vesting award with single tranches that vest at the end of a three year performance period.  The remaining weighted average life is 2.2 years as of December 31, 2016. The fair value of 2016 Grant II will be recognized on a straight-line basis over the requisite service period of the award.

2016 Performance Unit Grant — During the year ended December 31, 2016, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the year ended December 31, 2016 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the year ended December 31, 2016 was $12.18 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	29.03%
Dividend yield(2)	— %
Risk-free rate(3)	0.99%
Expected term (in years)(4)	2.62

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the PSU grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

For the years ended December 31, 2016, 2015 and 2014, total compensation expense for awards under the A&R 2014 Omnibus Incentive Plan was $14.1 million, $16.0 million and $11.7 million, respectively, excluding related taxes. As of December 31, 2016 unrecognized compensation expense was $14.6 million, which is expected to be recognized over a weighted-average period of 1.4 years. As of December 31, 2015, the Company had 0.6 million shares unvested under the A&R 2014 Omnibus Incentive Plan, excluding the PSUs. In 2016, the Company granted 0.9 million shares, had 0.4 million shares vest, and had forfeitures of 0.1 million shares, for a total unvested shares of 1.0 million shares as of December 31, 2016, excluding PSUs.

As of December 31, 2016, there were 11.2 million shares of common stock available for future issuance under the A&R 2014 Omnibus Incentive Plan.

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

NOTE 17. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity based awards issued under long-term incentive plans.

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

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the years ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Numerator:
(Loss) income from continuing operations attributable to La Quinta Holdings’ stockholders	$(1,288)	$26,365	$(336,794)
Loss from discontinued operations attributable to La Quinta Holdings’ stockholders	—	—	(503)
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(1,288)	$26,365	$(337,297)
Denominator:
Weighted average number of shares outstanding, basic	118,114	128,272	126,156
Weighted average number of shares outstanding, diluted	118,114	129,172	126,156
(Loss) income from continuing operations attributable to La Quinta Holdings’ stockholders per common share, basic	$(0.01)	$0.21	$(2.67)
(Loss) Income from continuing operations attributable to La Quinta Holdings’ stockholders per common share, diluted	$(0.01)	$0.20	$(2.67)
Basic (loss) earnings per share	$(0.01)	$0.21	$(2.67)
Diluted (loss) earnings per share	$(0.01)	$0.20	$(2.67)

As of December 31, 2016, approximately 0.7 million shares were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. As of December 31, 2015, an immaterial amount of shares were anti-dilutive. Approximately 0.8 million shares for the year ended December 31, 2014, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

During March 2016, the Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “2016 Repurchase Program”). Under the Repurchase Program, these repurchases could be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The 2016 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program could be suspended or discontinued at any time.

The 2016 Repurchase Program was completed in May 2016. The Company repurchased 8.1 million shares of common stock at a weighted-average price of $12.27 per share, for an aggregate purchase price, including commissions, of $100.0 million.  The shares repurchased through the 2016 Repurchase Program represented approximately 7.0% of the Company's total shares of common stock outstanding as of December 31, 2016. The shares of common stock that were repurchased were placed in treasury stock.

During September 2015, Company's board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “2015 Repurchase Program”). These repurchases were to be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The 2015 Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program could be suspended or discontinued at any time.

Under the 2015 Repurchase Program, through December 31, 2015, the Company repurchased 6.3 million shares of common stock. These shares were repurchased at a weighted-average price of $15.89 per share, for an aggregate purchase price including commissions, of $100.1 million. The shares repurchased through December 31, 2015 represented approximately 5% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

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

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net (loss) income (exclusive of noncontrolling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Revenues
Owned hotels	$879,653	$911,491	$870,061
Franchise and management (1)	116,806	114,610	94,002
Segment revenues	996,459	1,026,101	964,063
Other fee-based revenues from franchise and managed properties	25,150	23,204	21,481
Corporate and other (2)	124,757	126,469	116,805
Intersegment elimination (3)	(140,112)	(145,800)	(125,411)
Total revenues	$1,006,254	$1,029,974	$976,938
Adjusted EBITDA
Owned hotels	279,536	314,278	312,067
Franchise and management	116,806	114,610	94,002
Segment Adjusted EBITDA	396,342	428,888	406,069
Corporate and other	(35,964)	(34,846)	(36,180)
Adjusted EBITDA	$360,378	$394,042	$369,889

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $71.5 million, $75.1 million and $68.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, are eliminated in the accompanying consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $140.1 million, $145.8 million and $125.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Adjusted EBITDA	$360,378	$394,042	$369,889
Fixed asset impairment loss	(104,258)	(50,121)	(5,308)
Loss from discontinued operations	—	—	(377)
(Gain ) loss on sales	4,908	(4,088)	—
Loss on retirement of assets	—	(445)	(177)
Gain (loss) related to casualty disasters	(3,051)	(1,824)	6,772
Loss on extinguishment of debt, net	—	—	(2,030)
Equity based compensation	(14,153)	(18,814)	(58,007)
Amortization of software service agreements (1)	(9,050)	(8,343)	(7,258)
Severance charges (2)	—	(11,021)	—
Other gains (losses), net (3)	(5,722)	4,347	821
EBITDA	229,052	303,733	304,325
Interest expense	(81,666)	(86,614)	(120,994)
Income tax expense	(493)	(22,487)	(28,805)
Recognition of net deferred tax liabilities upon C-corp conversion	—	—	(321,054)
Depreciation and amortization	(147,996)	(167,920)	(166,879)
Noncontrolling interests	(185)	(347)	(3,890)
Net income (loss) attributable to the Company	$(1,288)	$26,365	$(337,297)
(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, amortization of software service agreements in the amount of $8.3 million and $7.3 million, which was classified as depreciation and amortization for the years ended December 31, 2015 and 2014, respectively, has been reclassified to general and administrative in our consolidated statement of operations.  See Note 2 for additional information.

(2)	Includes cash and non-cash charges relating to the departure of the Company’s former President and Chief Executive Officer.
(3)

Other gains (losses), net primarily consists of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), insurance proceeds from business interruption and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Total Assets
Owned hotels	$2,499,770	$2,682,394	$2,874,098
Franchise and management	198,832	192,284	191,410
Total segments assets	2,698,602	2,874,678	3,065,508
Corporate and other	193,921	111,166	114,265
Total	$2,892,523	$2,985,844	$3,179,773

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts:

	For the years ended December 31,
	2016	2015	2014
	(in thousands)
Owned hotels	$123,996	$82,139	$65,150
Franchise and management	—	—	—
Total segment capital expenditures	123,996	82,139	65,150
Corporate and other (1)	19,756	9,831	6,325
Total	$143,752	$91,970	$71,475

(1)

We adopted ASU No. 2015-05 as of January 1, 2016. Accordingly, cash payments of software service agreements in the amounts of $8.8 million and $7.2 million, which were classified as capital expenditures in corporate and other for the years ended December 31, 2015 and 2014, respectively, are reclassified as a change in other current assets in our consolidated statement of cash flows.  See Note 2 for additional information.

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

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$241,771	$269,555	$272,312	$222,616	$1,006,254
Operating (loss) income	(45,520)	40,485	61,285	22,214	78,464
Net (loss) income	(38,724)	14,918	22,684	19	(1,103)
Net (loss) income attributable to La Quinta Holdings’ stockholders	(38,775)	14,849	22,666	(28)	(1,288)
Basic (loss) earnings per share	$(0.31)	$0.13	$0.20	$—	$(0.01)
Diluted (loss) earnings per share	$(0.31)	$0.13	$0.20	$—	$(0.01)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$248,106	$273,888	$279,103	$228,877	$1,029,974
Operating income	32,913	15,177	52,740	27,241	128,071
Net income (loss)	6,314	(4,567)	17,083	7,882	26,712
Net income (loss) attributable to La Quinta Holdings’ stockholders	6,142	(4,663)	17,058	7,828	26,365
Basic earnings (loss) per share	$0.05	$(0.04)	$0.13	$0.06	$0.21
Diluted earnings (loss) per share	$0.05	$(0.04)	$0.13	$0.06	$0.20

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

We have audited the internal control over financial reporting of La Quinta Holdings Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2017

Item 9B.Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and NCR Corporation, which may be considered our affiliates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2016.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2016, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by shareholders:
Amended and Restated 2014 Omnibus Incentive Plan	1,239,164	N/A	9,945,356
2015 Employee Stock Purchase Plan	―	N/A	2,583,178

(1) Relates to 1,158,724 performance-vesting restricted stock units (assuming maximum performance for each of the performance measures) granted to our management in 2015 and 2016 and 80,440 time-vesting restricted stock units granted to our non-employee directors in 2014, 2015 and 2016 outstanding under our Amended and Restated 2014 Omnibus Incentive Plan.

(2) Relates to additional shares reserved for future awards under our Amended and Restated 2014 Omnibus Incentive Plan and our 2015 Employee Stock Purchase Plan, as applicable.

The remaining information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2016.

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

10.3*	Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File no. 001-36412))

10.4*

Offer Letter, dated February 18, 2016, between La Quinta Holdings Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016 (File no. 001-36412))

10.5*

Offer Letter, dated April 13, 2016, between La Quinta Holdings Inc. and John Cantele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.6*

Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, between Wyndham International, Inc. and Mark Chloupek (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.7*

Assumption of Employment Agreement, dated as of October 31, 2013, by LQ Management L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.8*

Separation and Consulting Agreement, dated April 14, 2016, between La Quinta Holdings Inc. and Angelo Lombardi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412)

10.9

Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.10

Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.11*	Form of Restricted Stock Grant Notice under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.12*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

Exhibit Number	Exhibit Description
10.13*

Form of Restricted Stock Grant Notice (Retention Award) (incorporated by reference to Exhibit 10.2 to the

Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.14*

Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.15*	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.16*

Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended March 30, 2016 (File no. 001-36412))

10.17*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended March 30, 2016 (File no. 001-36412))

10.18*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-204222)

10.19*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award)

10.20*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP as to La Quinta Holdings Inc.

31.1	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Item 16.  Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2017.

LA QUINTA HOLDINGS INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2017.

Signature	Title

/s/ Keith A. Cline	President, Chief Executive Officer and Director
Keith A. Cline	(principal executive officer)

/s/ James H. Forson	Executive Vice President and Chief Financial Officer
James H. Forson	(principal financial and accounting officer)

/s/ James R. Abrahamson	Director
James R. Abrahamson

/s/ Glenn Alba	Director
Glenn Alba

/s/ Scott O. Bergren	Director
Scott O. Bergren

/s/ Alan J. Bowers	Director
Alan J. Bowers

/s/ Henry G. Cisneros	Director
Henry G. Cisneros

/s/ Giovanni Cutaia	Director
Giovanni Cutaia

/s/ Brian Kim	Director
Brian Kim

/s/ Mitesh B. Shah	Director
Mitesh B. Shah

/s/ Gary M. Sumers	Director
Gary M. Sumers