Form 10-Q
period 2017-03-31
La Quinta Holdings Inc.
filed 2017-05-04
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had outstanding 117,483,251 shares of Common Stock, par value $0.01 per share as of April 28, 2017.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop, sell or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;
•	the results of the audits by the Internal Revenue Service;

•	our substantial indebtedness;
•	risks related to pursuing the separation of our businesses; and
•	Blackstone’s significant influence over us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

All references to “we”, “us”, “our”, the “Company” or “La Quinta” in this Quarterly Report on Form 10-Q mean La Quinta Holdings Inc. and its subsidiaries, unless the context otherwise requires.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$161,495	$160,596
Accounts receivable, net of allowance for doubtful accounts of $4,038 and $4,022	42,723	45,337
Assets held for sale	9,048	29,544
Other current assets	13,126	9,943
Total Current Assets	226,392	245,420
Property and equipment, net of accumulated depreciation	2,471,413	2,456,780
Intangible assets, net of accumulated amortization	176,747	177,002
Other non-current assets	13,702	13,321
Total Non-Current Assets	2,661,862	2,647,103
Total Assets	$2,888,254	$2,892,523
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	38,114	38,130
Accrued expenses and other liabilities	68,061	64,581
Accrued payroll and employee benefits	32,905	38,467
Accrued real estate taxes	12,977	21,400
Total Current Liabilities	169,571	180,092
Long-term debt	1,679,423	1,682,436
Other long-term liabilities	27,525	29,130
Deferred tax liabilities	346,636	343,028
Total Liabilities	2,223,155	2,234,686
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of March 31, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at March 31, 2017 and December 31, 2016, 132,450,118 shares issued and 117,488,784 shares outstanding as of March 31, 2017 and 131,750,715 shares issued and 116,790,470 shares outstanding as of December 31, 2016	1,325	1,318
Additional paid-in-capital	1,169,583	1,165,651
Accumulated deficit	(294,417)	(296,006)
Treasury stock at cost, 14,961,334 shares at March 31, 2017 and 14,960,245 shares at December 31, 2016	(209,539)	(209,523)
Accumulated other comprehensive loss	(4,594)	(6,372)
Noncontrolling interests	2,741	2,769
Total Equity	665,099	657,837
Total Liabilities and Equity	$2,888,254	$2,892,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands, except per share data)
REVENUES:
Room revenues	$199,744	$209,473
Franchise and other fee-based revenues	23,978	22,192
Other hotel revenues	4,796	4,831
	228,518	236,496
Brand marketing fund revenues from franchise properties	5,754	5,275
Total Revenues	234,272	241,771
OPERATING EXPENSES:
Direct lodging expenses	100,334	98,912
Depreciation and amortization	36,040	38,297
General and administrative expenses	35,438	25,998
Other lodging and operating expenses	14,060	15,682
Marketing, promotional and other advertising expenses	18,536	19,784
Impairment loss	—	83,343
Loss on sales	138	—
	204,546	282,016
Brand marketing fund expenses from franchise properties	5,754	5,275
Total Operating Expenses	210,300	287,291
Operating Income (Loss)	23,972	(45,520)
OTHER INCOME (EXPENSES):
Interest expense, net	(19,980)	(20,306)
Other (expense) income	(24)	983
Total Other (Expenses) Income, net	(20,004)	(19,323)
Income (Loss) Before Income Taxes	3,968	(64,843)
Income tax (expense) benefit	(2,290)	26,119
NET INCOME (LOSS)	1,678	(38,724)
Less: net income attributable to noncontrolling interest	(89)	(51)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$1,589	$(38,775)
Earnings (loss) per share:
Basic and diluted	$0.01	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended
	March 31, 2017	March 31, 2016
	(in thousands)
NET INCOME (LOSS)	$1,678	$(38,724)
Cash flow hedge adjustment, net of tax	1,778	(4,924)
COMPREHENSIVE NET INCOME (LOSS)	3,456	(43,648)
Comprehensive net income attributable to noncontrolling interests	(89)	(51)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$3,367	$(43,699)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the three months ended March 31, 2017 and 2016

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2016	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	(38,775)	—	51	(38,724)
Distributions	—	—	—	—	—	—	(115)	(115)
Equity based compensation	608,893	6	—	2,480	—	—	—	2,486
Cash deficit related to equity comp (APIC Pool)	—	—	—	(13)	—	—	—	(13)
Repurchase of common stock	(2,031,743)	—	(24,762)	—	—	—	—	(24,762)
Cash flow hedge adjustment	—	—	—	—	—	(4,924)	—	(4,924)
Balance as of March 31, 2016	122,879,468	$1,316	$(132,461)	$1,154,622	$(333,493)	$(12,360)	$2,836	$680,460

Balance as of January 1, 2017	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	1,589	—	89	1,678
Distributions	—	—	—	—	—	—	(117)	(117)
Equity based compensation	705,409	7	—	3,932	—	—	—	3,939
Repurchase of common stock	(7,095)	—	(16)	—	—	—	—	(16)
Cash flow hedge adjustment	—	—	—	—	—	1,778	—	1,778
Balance as of March 31, 2017	117,488,784	$1,325	(209,539)	$1,169,583	$(294,417)	$(4,594)	$2,741	$665,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	March 31, 2017	March 31, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,678	$(38,724)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,004	38,269
Amortization of other non-current assets	76	112
Amortization of intangible assets	167	193
Gain related to casualty disasters	(1,928)	(669)
Amortization of leasehold interests	(131)	(165)
Amortization of deferred costs	1,471	1,413
Impairment loss	—	83,343
Loss on sale or retirement of assets	138	—
Equity based compensation	3,939	2,486
Deferred taxes	2,651	(28,106)
Provision for doubtful accounts	603	199
Changes in assets and liabilities:
Accounts receivable	214	(2,850)
Other current assets	(3,183)	(8,690)
Other non-current assets	(562)	(70)
Accounts payable	(6,925)	1,012
Accrued payroll and employee benefits	(5,562)	745
Accrued real estate taxes	(8,423)	(8,253)
Accrued expenses and other liabilities	3,445	2,394
Other long-term liabilities	1,349	503
Net cash provided by operating activities	25,021	43,142
Cash flows from investing activities:
Capital expenditures	(46,178)	(25,002)
Insurance proceeds on casualty disasters	4,557	1,053
Proceeds from sale of assets	22,011	—
Payment of franchise incentives	—	(38)
Decrease in other non-current assets	—	(20)
Net cash used in investing activities	(19,610)	(24,007)
Cash flows from financing activities:
Repayment of long-term debt	(4,379)	(4,379)
Purchase of treasury stock	(16)	(18,012)
Distributions to noncontrolling interests	(117)	(115)
Net cash used in financing activities	(4,512)	(22,506)
Increase (decrease) in cash and cash equivalents	899	(3,371)
Cash and cash equivalents at the beginning of the period	160,596	86,709
Cash and cash equivalents at the end of the period	$161,495	$83,338
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$19,713	$18,490
Income taxes paid during the period, net of refunds	$261	$245
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$11,758	$5,033
Cash flow hedge adjustment, net of tax	$1,778	$(4,924)
Receivable for capital assets damaged by casualty disasters	$2,725	$98

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three months ended March 31, 2017

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of its common stock. Holdings was incorporated in the state of Delaware on December 9, 2013.  Holdings may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”.

We own and operate hotels, some of which are subject to a land lease, located in the United States under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. Additionally, until the completion of our IPO, we managed hotels under the La Quinta brand in the U.S. As of March 31, 2017 and 2016, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	March 31, 2017		March 31, 2016
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	318	40,700	340	43,400
Joint Venture	1	200	1	200
Franchised	570	46,500	545	44,100
Totals	889	87,400	886	87,700

(1) At March 31, 2017 and 2016, Owned hotels includes three and 14 hotels, respectively, which have met the criteria to be classified as assets held for sale.

On January 18, 2017, we announced that we are pursuing the possibility of separating our real estate business from our franchise and management businesses, which could prove to be the most logical next step as we continue to execute on our key strategic initiatives and create value for our stockholders. This separation of our businesses could enable greater strategic clarity and allow us to take advantage of growth opportunities that naturally flow from each business model. This could also enable stockholders to own and value each business independently, allowing each company to attract the investor base most appropriate for its distinct investment profile. There is no assurance that the separation of our businesses will occur.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2017. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

•

For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. For U.S. franchise agreements entered into on or after April 1, 2013, the Company collects a monthly royalty fee equal to 4.5% of gross room revenues until the franchisee has operated as a La Quinta for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases by 0.5%. In these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results.  Royalty fees are recognized on a gross basis in the accompanying condensed consolidated statements of operations. Any rebates of royalty fees are recognized as a reduction of revenue. Pursuant to the franchise agreements with the owned hotels and franchise agreements entered into with franchisees outside of the U.S. on or after April 1, 2013, the Company generally collects a monthly royalty fee equal to 4.5% of gross room revenues throughout the term and does not offer a rebate.

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

Assets held for sale—Long-lived assets are classified as held for sale when all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset and does not expect significant changes to the plan or that the plan will be withdrawn;
•	The asset is available for immediate sale in its present condition, and management is actively seeking a buyer;
•	The asset is being actively marketed, at a price reasonable in relation to the current value; and

•	The sale of the asset is probable within one year.

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

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service for an award to vest. We recognize forfeitures as they occur.

Compensation cost for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes —We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income and income taxes related to our taxable subsidiaries.

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

Newly Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2018, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures. Historically credit losses have not been material to the Company. We do not expect the implementation of this to have a material impact on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the interim and annual periods beginning after December 15, 2018. An early adoption is permitted. We are currently evaluating the magnitude of the impact of this guidance on our consolidated financial position, results of operations and related disclosures. The impact of this guidance will increase assets and liabilities on the Company’s consolidated balance sheet. Due to the size of our balance sheet and the relatively small number of leases the Company maintains, we do not expect the implementation of this to have a material impact on our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company has formed a project team to evaluate and implement the standard and currently believes the most significant areas of impact of this ASU will be i) the deferral of initial fees paid by franchisees over their contract life; and ii) the deferral of costs to acquire a customer. We are continuing our assessment, which may identify other impacts of the adoption of ASU 2014-09.

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

Newly Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. We adopted this standard on January 1, 2017 and it did not have a material effect on our financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted but should be in the first interim period. The new guidance should also be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We adopted this standard on January 1, 2017 and it did not have a material effect on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We adopted this standard on January 1, 2017 on a retrospective basis. For the three months ended March 31, 2016, we reclassified $0.4 million from insurance proceeds on casualty disasters in cash flows from investing activities to the change in accounts receivable in cash flows from operating activities on the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We adopted this standard on January 1, 2017 and it did not have a material effect on our financial statements.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

As of December 31, 2016, five hotels and a restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2017, three of these hotels were sold for $22.0 million, net of transaction costs. The remaining two hotels are expected to sell in 2017. Additionally, during the first quarter of 2017, one hotel in Waco, Texas met the criteria to be classified as an asset held for sale.

As of March 31, 2017 and December 31, 2016, the carrying amounts of the major classes of assets held for sale were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Current assets	$25	$64
Property and equipment, net of accumulated depreciation	8,929	29,383
Other non-current assets	94	97
Total assets held for sale	$9,048	$29,544

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$740,690	$740,996
Buildings and improvements	2,640,515	2,621,924
Furniture, fixtures, equipment and other	442,886	429,307
Total property and equipment	3,824,091	3,792,227
Less accumulated depreciation	(1,428,182)	(1,397,514)
Property and equipment, net	2,395,909	2,394,713
Construction in progress	75,504	62,067
Total property and equipment, net of accumulated depreciation	$2,471,413	$2,456,780

Depreciation and amortization expense related to property and equipment was $36.0 million and $38.3 million for the three months ended March 31, 2017 and 2016, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,679,423	1,682,436
Total long-term debt (1)	$1,696,937	$1,699,950

(1)

As of March 31, 2017 and December 31, 2016, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 0.93% and 0.72%, respectively. As of March 31, 2017, the interest rate, maturity date and principal payments on the Term Facility (as defined below) were as follows:

•	During the three months ended March 31, 2017, we made a quarterly scheduled principal payment of $4.4 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to March 31, 2017. Included in the Term Facility as of March 31, 2017 and December 31, 2016 is an unamortized original issue discount of $6.4 million and $6.7 million, respectively. Included in the Term Facility, as of March 31, 2017 and December 31, 2016, is the deduction of debt issuance costs of $17.5 million and $18.5 million, respectively. As of March 31, 2017 and December 31, 2016, we had $15.2 million and $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of March 31, 2017, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of March 31, 2017 and December 31, 2016, we had $14.1 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
Description	2017	2016

Term Facility	$18,739	$19,031
Amortization of deferred financing costs	999	970
Amortization of original issue discount	367	356
Other interest	3	7
Interest income	(128)	(58)
Total interest expense, net	$19,980	$20,306

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$7,068	Other long- term liabilities	$9,803

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the three months ended March 31,
	(Loss) Recognized	2017	2016

Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$1,778	$(4,924)

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2017 and 2016, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$161,495	$161,495	$160,596	$160,596
Interest rate swaps (2)	7,068	7,068	9,803	9,803
Long-term debt (3)(4)	1,696,937	1,722,616	1,699,950	1,716,815

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $17.5 million and $18.5 million as of March 31, 2017 and December 31, 2016, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of March 31, 2017 and December 31, 2016, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 3.6% and 3.7%, as of March 31, 2017 and December 31, 2016, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended March 31, 2017 and 2016:

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$—
Assets held for sale(1)	—	—	9,048	9,048	—
	$—	$—	$236,864	$236,864	$—

(1)  Assets held for sale include three hotels and a restaurant parcel designated as held for sale. As of December 31, 2016 we had five hotels and one restaurant parcel in assets held for sale and during the first quarter of 2017 we added one additional hotel to held for sale.

March 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$251,163	$251,163	$80,383
Assets held for sale(1)	—	—	43,477	43,477	2,960
	$—	$—	$294,640	$294,640	$83,343

(1)

Assets held for sale include 13 hotels and a restaurant parcel designated as held for sale in the third quarter of 2015, in addition to the one owned hotel the Company entered into an agreement to sell during the first quarter of 2016. The impairment charge for assets held for sale is related to updating the fair value to be net of estimated transaction cost.

Additional Hotel Sales

In June of 2016, we began negotiations to sell two of our owned hotels, located in Elmsford, New York and Wayne, New Jersey. As such, it became more likely than not that the holding period for these hotels will be significantly shorter than the previously estimated useful lives. During the second quarter of 2016, we recorded an impairment charge of $13.7 million to adjust the carrying value of these hotels to their estimated fair value. These hotels did not meet the criteria for classification as assets held for sale as of June 30, 2016. During the third quarter of 2016, we entered into agreements to sell these two hotels for $18.4 million, net of transaction costs.  We recorded an additional impairment charge of $0.5 million to adjust the carrying value of these hotels to their estimated fair value including a reduction for transaction costs. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. During the third quarter of 2016, these hotels met the criteria for classification as assets held for sale. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs. These hotels were sold during the first quarter of 2017 for approximately $17.9 million, net of transaction costs.

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

During the first quarter of 2017, we sold one of these hotels for $4.1 million, net of transaction costs.  As of March 31, 2017, of the approximately 50 hotels identified as candidates for sale in the first quarter of 2016, we have sold four hotels and two hotels are in assets held for sale.

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of March 31, 2017, Blackstone beneficially owned 29.9% of Holdings’ shares of common stock outstanding.

As of March 31, 2017 and December 31, 2016, approximately $82.4 million and $81.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $0.6 million and $1.5 million during the three months ended March 31, 2017 and 2016, respectively.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. Our discussions with IRS Appeals are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  Based on our analysis of these draft notices, we believe the IRS transfer pricing methodologies and NOL disallowances applied in the 2012-2013 audit contains the same flaws present in the 2010-2011 audit and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intends to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  The audit is in its early stages and no issues have been communicated to the Company at this point.  As Lodge Holdco II L.L.C. was treated as a partnership for the taxable year ended April 13, 2014, any tax resulting from this examination would be assessed at the partner level rather than against the Company. Accordingly, no provision has been recorded for this examination.

Purchase Commitments — As of March 31, 2017, we had approximately $49.4 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2017, we had $22.7 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax expense of approximately $2.3 million and income tax benefit of $26.1 million for the three months ended March 31, 2017 and 2016, respectively. The provision for the three month periods ended March 31, 2017 and 2016, differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2017, the impact of certain costs relating to the evaluation of a potential restructuring transaction that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs), and performance-based restricted stock units (“PSUs”).

During the three months ended March 31, 2017 and 2016, we recognized compensation expense of $3.9 million and $2.5 million, respectively, excluding related taxes. Unrecognized compensation expense as of March 31, 2017 was $27.3 million, which is expected to be recognized over a weighted-average period of 1.6 years.

As of March 31, 2017, there were 10.5 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

RSAs — During the three months ended March 31, 2017, we issued 0.7 million RSAs with a weighted average grant date fair value of $13.74 per share, which generally vest in equal annual installments over three years from the date of grant.

PSUs — During the three months ended March 31, 2017, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the three months ended March 31, 2017 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the three months ended March 31, 2017 was $15.79 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	27.96%
Dividend yield (2)	—%
Risk-free rate (3)	1.54%
Expected term (in years) (4)	2.82

(1)	Expected volatility is calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the PSU grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives.
(4)	As of the grant date.

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

The calculations of basic and diluted earnings (loss) per share are as follows:

	For the three months ended March 31,
	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$1,589	$(38,775)
Denominator:
Weighted average number of shares outstanding, basic	115,936	123,615
Weighted average number of shares outstanding, diluted	116,368	123,615

Basic and diluted earnings (loss) per share	$0.01	$(0.31)

For the three month periods ended March 31, 2017 and 2016, approximately 0.7 million shares and 1.5 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

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

Under the Repurchase Program, through March 31, 2016, the Company repurchased 2.0 million shares of common stock at a weighted-average price of $12.22 per share, for an aggregate purchase price, including commissions, of $24.7 million. Of the $24.7 million aggregate purchase price through March 31, 2016, $18.0 million was settled in cash during the period, with the remainder settled in ordinary course subsequent to March 31, 2016. The shares repurchased through March 31, 2016 represented approximately 1.6% of the Company's total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.  As of March 31, 2016, $75.3 million remained under this share repurchase authorization. The Repurchase Program was completed in May 2016.

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

The table below shows summarized consolidated financial information by segment for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016

Revenues
Owned Hotels	$205,635	$215,555
Franchise and management (1)	26,714	26,220
Segment revenues	232,349	241,775
Other fee-based revenues from franchise properties	5,754	5,275
Corporate and other (2)	28,783	29,123
Intersegment elimination (3)	(32,614)	(34,402)
Total revenues	$234,272	$241,771
Adjusted EBITDA
Owned Hotels	58,721	68,253
Franchise and management	26,714	26,220
Segment Adjusted EBITDA	85,435	94,473
Corporate and other	(13,485)	(10,176)
Adjusted EBITDA	$71,950	$84,297

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $16.7 million and $17.6 million for the three month periods ended March 31, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $32.6 million and $34.4 million for the three month periods ended March 31, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three month periods ended March 31, 2017 and 2016. Adjusted EBITDA and EBITDA should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the three months ended March 31,
	2017	2016
	(in thousands)
Adjusted EBITDA	$71,950	$84,297
Impairment loss	—	(83,343)
Loss on sale	(138)	—
Gain related to casualty disasters	1,928	669
Equity based compensation	(3,943)	(2,490)
Amortization of software service agreements	(2,359)	(2,147)
Other losses, net (1)	(7,105)	(2,940)
EBITDA	60,333	(5,954)
Interest expense	(20,108)	(20,364)
Income tax (expense) benefit	(2,290)	26,119
Depreciation and amortization	(36,257)	(38,525)
Noncontrolling interests	(89)	(51)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$1,589	$(38,775)

(1)

Other losses, net consists of net loss attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs, costs associated with pursuing the possibility of separating our real estate business from our franchise and management businesses and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Total Assets
Owned Hotels	$2,489,136	$2,499,770
Franchise and management	198,522	198,832
Total segments assets	2,687,658	2,698,602
Corporate and other	200,596	193,921
Total	$2,888,254	$2,892,523

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Capital Expenditures
Owned Hotels	$41,432	$22,519
Franchise and management	—	—
Total segment capital expenditures	41,432	22,519
Corporate and other	4,746	$2,483
Total	$46,178	$25,002

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels in the U.S. and Canada are La Quinta Inn & Suites. Building on this strong brand identity, in the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” mark as the primary hotel identifier, with the “La Quinta” tag line. All new franchised locations in Mexico and in Central and South America now use “LQ Hotel” as their primary mark. Our system-wide portfolio, as of March 31, 2017, consisted of 889 hotels representing approximately 87,400 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 319 hotels were owned and operated and 570 were franchised. We also have a pipeline of 249 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three months ended March 31, 2017, we derived over 99% of our revenue from within the United States.

Beginning in 2016 and continuing in 2017, the Company is focusing on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a comprehensive strategic review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying and testing enhancements to the hotel operating model for our owned hotels, and (3) delivering enhancements to the La Quinta Returns loyalty program.  Possible outcomes from the evaluations of our owned hotel portfolio include, but are not limited to, improving a hotel through a significant renovation, determining if a hotel is appropriately positioned or disposing of a hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development.

On January 18, 2017, we announced that we are pursuing the possibility of separating our real estate business from our franchise and management businesses, which could prove to be the most logical next step as we continue to execute on our key strategic initiatives and create value for our stockholders.  This separation of our businesses could enable greater strategic clarity and allow us to take advantage of growth opportunities that naturally flow from each business model. This could also enable stockholders to own and value each business independently, allowing each company to attract the investor base most appropriate for its distinct investment profile.  There is no assurance that the separation of our businesses will occur.  See “Risk Factors—Risks related to pursuing the separation of our businesses” in our 2016 Form 10-K.

Our review of our owned hotel portfolio has identified a first wave of approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

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

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise hotels. See also “—Key components and factors affecting our results of operations—Expenses” and “Risk Factors—Risks related to our business and industry” in our 2016 Form 10-K.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of March 31, 2017 and 2016.

	As of March 31,
	2017	2016
Number of Hotels in Operation
Owned hotels (1)	319	341
Franchised hotels (2)	570	545
Total Owned and Franchised Hotels	889	886

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as owned hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also include one hotel owned via a joint venture in which we have a controlling interest. At March 31, 2017 and 2016, Owned Hotels include three and 14 hotels, respectively, which met the criteria to be classified as assets held for sale.

(2)	At March 31, 2017 and 2016, Franchised Hotels includes four and one hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned and franchised hotels as of March 31, 2017 and 2016:

	As of March 31,
	2017	2016
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	178	183
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	46	51
La Quinta Inns (exterior corridor)	92	104
Total Owned	319	341
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	492	456
La Quinta Inn & Suites (exterior corridor)	4	3
La Quinta Inns (interior corridor)	62	73
La Quinta Inns (exterior corridor)	1	4
LQ Hotel (interior corridor)	11	9
Total Franchised	570	545
Total Hotels	889	886

(1)

Of the three owned hotels designated as assets held for sale as of March 31, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).  Of the 14 owned hotels designated as assets held for sale as of March 31, 2016, three are La Quinta Inn & Suites (interior corridor), three are La Quinta Inns (interior corridor) and eight are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three month periods ended March 31, 2017 and 2016. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

•

Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income (loss) or net income (loss).

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk Factors—Risks related to our business and industry” in our 2016 Form 10-K.

The downturn in the oil and gas industry has significantly affected demand in markets defined by STR, Inc. (“STR”), a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and a further decline could further affect our business in those markets.

In addition to general economic conditions, our guest satisfaction scores, the location of our hotels, the expenditures that we and our franchisees incur to improve our hotels, our loyalty program and the quality of our service impact our ADR, occupancy rates, RevPAR and RevPAR Index performance (each of which is described below under “—Key indicators of financial condition and operating performance”). Changes in ADR and occupancy have the potential to significantly impact our revenues.

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

•

Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our 2016 Form 10-K. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions, estimated holding periods or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

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

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks related to our business and industry” in our 2016 Form 10-K.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) owned hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 889 in our system as of March 31, 2017, 828 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three months ended March 31, 2017	Variance three months 2017 vs. three months 2016
Occupancy	63.1%	98	bps
ADR	$87.69		1.2%
RevPAR	$55.31		2.8%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three months ended March 31, 2017	Variance three months 2017 vs. three months 2016
RevPAR Index (1)	95.0%	150 bps
(1)	Information based on the STR competitive set of hotels existing as of March 31, 2017.

We experienced an increase in RevPAR Index during the three months ended March 31, 2017. Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives have caused incremental expenditures in the second half of 2016 and first quarter of 2017. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From March 31, 2016 to March 31, 2017, our total number of owned and franchised La Quinta hotels grew from 886 with 87,700 rooms, to 889 with 87,400 rooms, with franchised hotels increasing from 545 to 570. At March 31, 2016, our franchise pipeline numbered 232 hotels with 20,500 rooms, and grew to 249 hotels with 23,300 rooms, at March 31, 2017, while we have opened a net total of 25 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 29% of the conversions and new construction projects have commenced as of March 31, 2017.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

For the three months ended March 31, 2017, we experienced, on a system-wide comparable hotels basis, increases in occupancy, ADR and RevPAR compared to the three months ended March 31, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2017 and 2016, including the amount and percentage change in these results between the periods:

	For the three months ended March 31,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$199,744	$209,473	$(9,729)	(4.6)
Franchise and other fee-based revenues	23,978	22,192	1,786	8.0
Other hotel revenues	4,796	4,831	(35)	(0.7)
	228,518	236,496	(7,978)	(3.4)
Brand marketing fund revenues from franchised properties	5,754	5,275	479	9.1
Total Revenues	234,272	241,771	(7,499)	(3.1)
Operating Expenses
Direct lodging expenses	100,334	98,912	1,422	1.4
Depreciation and amortization	36,040	38,297	(2,257)	(5.9)
General and administrative expenses	35,438	25,998	9,440	36.3
Other lodging and operating expenses	14,060	15,682	(1,622)	(10.3)
Marketing, promotional and other advertising expenses	18,536	19,784	(1,248)	(6.3)
Impairment loss	—	83,343	(83,343)	(100.0)
Loss on sales	138	—	138	NM	(1)
	204,546	282,016	(77,470)	(27.5)
Brand marketing fund expenses from franchised properties	5,754	5,275	479	9.1
Total Operating Expenses	210,300	287,291	(76,991)	(26.8)
Operating Income (Loss)	23,972	(45,520)	69,492	NM	(1)
Other (Expenses) Income
Interest expense, net	(19,980)	(20,306)	326	(1.6)
Other (expense) income	(24)	983	(1,007)	NM	(1)
Total Other (Expenses) Income, net	(20,004)	(19,323)	(681)	3.5
Income (Loss) Before Income Taxes	3,968	(64,843)	68,811	NM	(1)
Income tax (expense) benefit	(2,290)	26,119	(28,409)	NM	(1)
Net Income (Loss)	1,678	(38,724)	40,402	NM	(1)
Less: net income attributable to noncontrolling interests	(89)	(51)	(38)	74.5
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$1,589	$(38,775)	$40,364	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three months ended March 31, 2017	Variance 2017 vs. 2016
Owned hotels
Occupancy	63.0%	-25	bps
ADR	$86.17		1.3%
RevPAR	$54.32		0.9%
Franchised hotels
Occupancy	63.1%	220	bps
ADR	$89.18		1.1%
RevPAR	$56.29		4.7%
System-wide
Occupancy	63.1%	98	bps
ADR	$87.69		1.2%
RevPAR	$55.31		2.8%

Revenues

Owned hotels

As of March 31, 2017, we owned 319 hotels, comprising approximately 40,900 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2017 and 2016 totaled $199.7 million and $209.5 million, respectively. The decrease of $9.8 million, or 4.6 percent, was primarily driven by the sale of 22 owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.9 percent for the three months ended March 31, 2017 over the prior year period. The increase in RevPAR was driven by a 1.3 percent increase in ADR and partially offset by a decrease in occupancy of 25 basis points.

Other hotel revenues at our owned hotels for both the three months ended March 31, 2017 and 2016 totaled $4.8 million. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of March 31, 2017, we had 570 franchised hotels, comprising approximately 46,500 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the three months ended March 31, 2017 and 2016 totaled $24.0 million and $22.2 million, respectively. The increase of $1.8 million, or 8.0 percent, was primarily driven by a net increase of 25 hotels to our franchise system from March 31, 2016 to March 31, 2017 and an increase in RevPAR at our comparable franchised hotels of 4.7 percent, which was due to an increase in ADR of 1.1 percent and an increase in occupancy of 220 basis points.

Operating expenses

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$100.3	$98.9	1.4
Other lodging and operating expenses	14.1	15.7	(10.3)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $114.4 million and $114.6 million, for the three months ended March 31, 2017 and 2016, respectively, resulting in a decrease of $0.2 million. These expenses decreased primarily as a result of 22 fewer hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2016. Additionally, the Company realized a decrease in expenses related to a reduction in utility costs, including electricity and natural gas and gains related to natural disasters in the first quarter of 2017. These decreases were partially offset by increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits at our owned hotels and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. In addition, uninsured losses increased for the three months ended March 31, 2017.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$36.0	$38.3	(5.9)

Depreciation and amortization expense for our owned hotels totaled $36.0 million and $38.3 million, respectively, for the three months ended March 31, 2017 and 2016. The decrease of $2.3 million, or 5.9 percent, was primarily the result of decrease of 22 hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2016 and the suspension of depreciation for assets held for sale. This decrease was partially offset by $165.0 million in capital expenditures between March 31, 2016 and March 31, 2017, which drove additional depreciation on certain owned assets in the first quarter of 2017.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$35.4	$26.0	36.3

General and administrative expenses totaled $35.4 million and $26.0 million, respectively, for the three months ended March 31, 2017 and 2016. General and administrative expenses increased for the three months ended March 31, 2017 compared to the prior year, primarily as a result of costs associated with pursuing the possibility of separating our real estate business from our franchise and management businesses. Additionally, corporate bonus, stock based compensation for new grants, and salaries increased for the first quarter of 2017.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$18.5	$19.8	(6.3)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $18.5 million and $19.8 million, respectively, for the three months ended March 31, 2017 and 2016. The decrease of $1.3 million, or 6.3 percent, was primarily driven by the timing of spending under certain brand programs and decreased spending in online and broadcast media. In addition, we spent $5.8 million and $5.3 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended March 31, 2017 and 2016, respectively which increased due to timing of spending.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	$—	$83.3	(100.0)

During 2016, as part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as candidates for sale in the near-term. After considering the shortened holding period and probability of selling these hotels, we determined that the estimated cash flows were less than the carrying value of certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment of approximately $80.3 million. In addition, in the first quarter of 2016, we entered into an agreement to sell one of our owned hotels for approximately $8.6 million. As a result, we recorded $3.0 million in impairment expense related to the excess carrying value over the estimated fair value due to the shortening of the assumed holding period.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Loss on sales	$0.1	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the first quarter of 2017, we sold three of our owned hotels for a loss of approximately $0.1 million. These properties were identified as held for sale in the third quarter of 2016 and included in Assets held for sale as of December 31, 2016.

Other Income (Expenses)

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$20.0	$20.3	(1.6)

Interest expense, net, totaled $20.0 million and $20.3 million, respectively, for the three months ended March 31, 2017 and 2016. The decrease of $0.3 million, or 1.6 percent, was driven by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter.

	Three months ended March 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax (expense) benefit	$(2.3)	$26.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the three month periods ended March 31, 2017 and 2016 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. For 2017, the primary driver of this variance is the impact of costs relating to the evaluation of a potential restructuring transaction that are not deductible for income tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2016 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
(in thousands)	2017	2016
Revenues
Owned Hotels	$205,635	$215,555
Franchised and management (1)	26,714	26,220
Segment revenues	232,349	241,775
Other revenues from franchised properties	5,754	5,275
Corporate and other (2)	28,783	29,123
Intersegment elimination (3)	(32,614)	(34,402)
Total revenues	$234,272	$241,771
Adjusted EBITDA
Owned Hotels	$58,721	$68,253
Franchised and management	26,714	26,220
Segment Adjusted EBITDA	85,435	94,473
Corporate and other	(13,485)	(10,176)
Adjusted EBITDA	$71,950	$84,297

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $16.7 million and $17.6 million for each of the three month periods ended March 31, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $32.6 million and $34.4 million for each of the three month periods ended March 31, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of 22 hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2016. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease was a result of decreased Owned Hotels segment revenues of approximately $10.0 million and an increase in direct lodging expenses of $1.4 million partially offset by a decrease in other lodging and operating expenses of $1.6 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $0.5 million primarily as a result of the net addition of 25 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 4.7 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had total cash and cash equivalents of $161.5 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of March 31, 2017), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement.

In addition, following consummation of the IPO in April of 2014, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability in our books equal to $321.1 million.. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, reducing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses (“NOLs”) were limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. With the full utilization of our federal NOLs in 2016, we currently expect our cash taxes for 2017 to be $31.0 million.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the three months ended March 31,		Percent Change
(in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$25.0	$43.1	(42.0)
Net cash used in investing activities	(19.6)	(24.0)	(18.3)
Net cash used in financing activities	(4.5)	(22.5)	(80.0)

Our ratio of current assets to current liabilities was 1.34 and 1.36 as of March 31, 2017 and December 31, 2016, respectively.

Operating activities

Net cash provided by operating activities was $25.0 million for the three months ended March 31, 2017, compared to $43.1 million for the three months ended March 31, 2016. The $18.1 million decrease was primarily driven by a decrease in net income after accounting for impairment loss, its associated tax effect, and other noncash items. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2017 was $19.6 million, compared to $24.0 million during the three months ended March 31, 2016. The $4.4 million decrease in cash used in investing activities was primarily attributable to proceeds from sale of assets, partially offset by an increase in capital expenditures.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2017 was $4.5 million, compared to $22.5 million during the three months ended March 31, 2016. The $18.0 million decrease in cash used in financing activities was primarily attributable to share repurchases in the prior year.

Capital expenditures

During the three months ended March 31, 2017 and 2016, we made capital expenditures of approximately $46.2 million and $25.0 million, respectively. The increase was a result of the Company’s commitment to drive consistency in our product.

As of March 31, 2017, we had outstanding commitments under capital expenditure contracts of approximately $49.4 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks related to our business and industry” and “Risk Factors—Risks relating to our indebtedness” in our 2016 Form 10-K.

Contractual obligations

There have been no significant changes in our contractual obligations since December 31, 2016 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our 2016 Form 10-K is incorporated herein by reference.

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

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2016 Form 10-K.

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

Interest rate risk

We are exposed to interest rate risk under our credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.72 percent per annum at December 31, 2016 to 0.93 percent at March 31, 2017. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2017 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2017	2018	2019	2020	2021	Thereafter	value	value
Term Facility	$13.1	$17.5	$17.5	$17.5	$1,631.3	$-	$1,696.9	$1,722.6
Weighted average interest rate (1)							4.265%

(1)	Weighted average interest rate as of March 31, 2017, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

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

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/17-1/31/17	1,089	$14.38	—	$—
2/1/17-2/28/17	—	—	—	—
3/1/17-3/31/17	—	—	—	—
Total	1,089	$14.38	—	$—

(1) Includes 1,089 shares for the period from January 1 through January 31, respectively, repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s Amended and Restated 2014 Omnibus Incentive Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item  5.Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

10.1	La Quinta Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.2	La Quinta Holdings Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.3	Form of Retention Bonus Restricted Stock Grant Notice (furnished herewith)

10.4	Form of Performance Share Unit Agreement (furnished herewith)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: May 3, 2017	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2017	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)