Form 10-Q
period 2017-06-30
La Quinta Holdings Inc.
filed 2017-08-07
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had outstanding 117,463,345 shares of Common Stock, par value $0.01 per share as of August 4, 2017.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$161,962	$160,596
Accounts receivable, net of allowance for doubtful accounts of $4,296 and $4,022	44,448	45,337
Assets held for sale	9,048	29,544
Other current assets	19,548	9,943
Total Current Assets	235,006	245,420
Property and equipment, net of accumulated depreciation	2,501,624	2,456,780
Intangible assets, net of accumulated amortization	176,492	177,002
Other non-current assets	15,492	13,321
Total Non-Current Assets	2,693,608	2,647,103
Total Assets	$2,928,614	$2,892,523
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	43,523	38,130
Accrued expenses and other liabilities	66,168	64,581
Accrued payroll and employee benefits	41,426	38,467
Accrued real estate taxes	17,912	21,400
Total Current Liabilities	186,543	180,092
Long-term debt	1,676,421	1,682,436
Other long-term liabilities	27,847	29,130
Deferred tax liabilities	352,382	343,028
Total Liabilities	2,243,193	2,234,686
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of June 30, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at June 30, 2017 and December 31, 2016, 132,476,942 shares issued and 117,462,590 shares outstanding as of June 30, 2017 and 131,750,715 shares issued and 116,790,470 shares outstanding as of December 31, 2016	1,325	1,318
Additional paid-in-capital	1,173,957	1,165,651
Accumulated deficit	(277,631)	(296,006)
Treasury stock at cost, 15,014,352 shares at June 30, 2017 and 14,960,245 shares at December 31, 2016	(210,299)	(209,523)
Accumulated other comprehensive loss	(4,559)	(6,372)
Noncontrolling interests	2,628	2,769
Total Equity	685,421	657,837
Total Liabilities and Equity	$2,928,614	$2,892,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands, except per share data)
REVENUES:
Room revenues	$221,043	$229,868	$420,787	$439,341
Franchise and other fee-based revenues	30,175	27,978	54,153	50,170
Other hotel revenues	4,937	5,018	9,733	9,849
	256,155	262,864	484,673	499,360
Brand marketing fund revenues from franchised properties	7,282	6,691	13,036	11,966
Total Revenues	263,437	269,555	497,709	511,326
OPERATING EXPENSES:
Direct lodging expenses	104,454	103,578	204,788	202,490
Depreciation and amortization	36,416	36,628	72,456	74,925
General and administrative expenses	35,498	30,881	70,936	56,879
Other lodging and operating expenses	7,831	15,294	21,891	30,976
Marketing, promotional and other advertising expenses	22,178	20,503	40,714	40,287
Impairment loss	—	16,217	—	99,560
(Gain) loss on sales	—	(722)	138	(722)
	206,377	222,379	410,923	504,395
Brand marketing fund expenses from franchised properties	7,282	6,691	13,036	11,966
Total Operating Expenses	213,659	229,070	423,959	516,361
Operating Income (Loss)	49,778	40,485	73,750	(5,035)
OTHER INCOME (EXPENSES):
Interest expense, net	(20,253)	(20,286)	(40,233)	(40,592)
Other (expense) income	(69)	117	(93)	1,100
Total Other (Expenses) Income, net	(20,322)	(20,169)	(40,326)	(39,492)
Income (Loss) Before Income Taxes	29,456	20,316	33,424	(44,527)
Income tax (expense) benefit	(12,633)	(5,398)	(14,923)	20,721
NET INCOME (LOSS)	16,823	14,918	18,501	(23,806)
Less: net income attributable to noncontrolling interest	(37)	(69)	(126)	(120)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$16,786	$14,849	$18,375	$(23,926)
Earnings (loss) per share:
Basic and diluted	$0.14	$0.13	$0.16	$(0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
NET INCOME (LOSS)	$16,823	$14,918	$18,501	$(23,806)
Cash flow hedge adjustment, net of tax	35	(855)	1,813	(5,779)
COMPREHENSIVE NET INCOME (LOSS)	16,858	14,063	20,314	(29,585)
Comprehensive net income attributable to noncontrolling interests	(37)	(69)	(126)	(120)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$16,821	$13,994	$20,188	$(29,705)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2016	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	(23,926)	—	120	(23,806)
Distributions	—	—	—	—	—	—	(208)	(208)
Equity based compensation	748,993	7	—	7,095	—	—	—	7,102
Cash deficit related to equity comp (APIC Pool)	—	—	—	(635)	—	—	—	(635)
Repurchase of common stock	(8,254,662)	—	(100,843)	—	—	—	—	(100,843)
Cash flow hedge adjustment	—	—	—	—	—	(5,779)	—	(5,779)
Balance as of June 30, 2016	116,796,649	$1,317	$(208,542)	$1,158,615	$(318,644)	$(13,215)	$2,812	$622,343

Balance as of January 1, 2017	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	18,375	—	126	18,501
Distributions	—	—	—	—	—	—	(267)	(267)
Equity based compensation	741,127	7	—	8,306	—	—	—	8,313
Repurchase of common stock	(69,007)	—	(776)	—	—	—	—	(776)
Cash flow hedge adjustment	—	—	—	—	—	1,813	—	1,813
Balance as of June 30, 2017	117,462,590	$1,325	(210,299)	$1,173,957	$(277,631)	$(4,559)	$2,628	$685,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$18,501	$(23,806)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,385	74,872
Amortization of other non-current assets	280	119
Amortization of intangible assets	334	385
(Gain) loss related to casualty disasters	(2,981)	21
Amortization of leasehold interests	(263)	(332)
Amortization of deferred costs	2,954	2,821
Impairment loss	—	99,560
Loss (gain) on sale or retirement of assets	138	(722)
Equity based compensation	8,313	7,102
Deferred taxes	8,378	(25,572)
Provision for doubtful accounts	1,212	338
Changes in assets and liabilities:
Accounts receivable	(1,824)	(7,023)
Other current assets	(9,605)	(6,993)
Other non-current assets	(2,163)	56
Accounts payable	(8,909)	(884)
Accrued payroll and employee benefits	2,959	1,842
Accrued real estate taxes	(3,488)	(2,013)
Accrued expenses and other liabilities	1,569	1,432
Other long-term liabilities	1,945	792
Net cash provided by operating activities	89,735	121,995
Cash flows from investing activities:
Capital expenditures	(105,362)	(58,310)
Insurance proceeds on casualty disasters	5,282	1,582
Proceeds from sale of assets	22,011	22,042
Payment of franchise incentives	(500)	(159)
Net cash used in investing activities	(78,569)	(34,845)
Cash flows from financing activities:
Repayment of long-term debt	(8,757)	(8,757)
Purchase of treasury stock	(776)	(100,843)
Distributions to noncontrolling interests	(267)	(208)
Net cash used in financing activities	(9,800)	(109,808)
Increase (decrease) in cash and cash equivalents	1,366	(22,658)
Cash and cash equivalents at the beginning of the period	160,596	86,709
Cash and cash equivalents at the end of the period	$161,962	$64,051
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$38,628	$38,485
Income taxes paid during the period, net of refunds	$4,453	$3,725
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$18,999	$5,397
Cash flow hedge adjustment, net of tax	$1,813	$(5,779)
Receivable for capital assets damaged by casualty disasters	$3,763	$1,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and six months ended June 30, 2017

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

We own and operate hotels, some of which are subject to a land lease, located in the United States (“U.S.”) under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the U.S., Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of June 30, 2017 and 2016, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	June 30, 2017		June 30, 2016
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	318	40,700	335	42,700
Joint Venture	1	200	1	200
Franchised	570	46,600	553	45,000
Totals	889	87,500	889	87,900

(1) As of June 30, 2017 and 2016, Owned hotels includes three and 13 hotels, respectively, which met the criteria to be classified as assets held for sale.

On January 18, 2017, we announced we are pursuing the possibility of separating our real estate business from our franchise and management businesses, which could prove to be the most logical next step as we continue to execute on our key strategic initiatives and create value for our stockholders. This separation of our businesses could enable greater strategic clarity and allow us to take advantage of growth opportunities that naturally flow from each business model. This could also enable stockholders to own and value each business independently, allowing each company to attract the investor base most appropriate for its distinct investment profile. There is no assurance that the separation of our businesses will occur.

On July 26, 2017, our subsidiary, CorePoint Lodging Inc. (“CorePoint Lodging”), filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the separation of our real estate business from our franchise and management businesses. Completion of the separation is subject to several conditions, including the SEC declaring the registration statement effective and final approval of the transaction by our board of directors.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014, which are incorporated by reference in Item 8.01 of our Current Report on Form 8-K, filed with the SEC on July 26, 2017. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Newly Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. We do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2018, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial statements but do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the interim and annual periods beginning after December 15, 2018. An early adoption is permitted. The impact of this guidance is expected to increase assets and liabilities on the Company’s consolidated balance sheet. We are currently evaluating the magnitude of the impact of this guidance on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company has formed a project team to evaluate and implement the standard and currently believes the most significant areas of impact of this ASU will be (i) the deferral of initial fees paid by franchisees over their contract life; and (ii) the deferral of costs to acquire a customer. We are continuing our assessment, which may identify other impacts of the adoption of ASU 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We adopted this standard on January 1, 2017 on a retrospective basis. For the six months ended June 30, 2016, we reclassified $0.6 million from insurance proceeds on casualty disasters in cash flows from investing activities to the change in accounts receivable in cash flows from operating activities on the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We adopted this standard on January 1, 2017.  We prospectively applied the guidance dictating excess tax benefits be recognized on the income statement.  We retrospectively applied the guidance dictating the presentation of excess tax benefits as an operating cash flow. For the six months ended June 30, 2016, the adoption of this standard resulted in the excess tax benefit presented in operating and financing activities in the consolidated cash flow statements being eliminated from the presentation. The adoption of this standard did not have a material impact on our financial statements. In addition, we retrospectively applied the guidance dictating cash paid by an employer when directly withholding shares for tax-withholding purposes are classified as a financing activity, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.  Finally, we elected to account for forfeitures when they occur.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

As of December 31, 2016, five hotels and a restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2017, three of these hotels were sold for $22.0 million, net of transaction costs. The remaining two hotels are expected to sell in 2017. Additionally, during the first quarter of 2017, one hotel in Waco, Texas met the criteria to be classified as an asset held for sale. During the second quarter of 2017, we did not sell any hotels or transfer any hotels into assets held for sale.

As of June 30, 2017 and December 31, 2016, the carrying amounts of the major classes of assets held for sale were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Current assets	$69	$64
Property and equipment, net of accumulated depreciation	8,907	29,383
Other non-current assets	72	97
Total assets held for sale	$9,048	$29,544

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Land	$740,690	$740,996
Buildings and improvements	2,670,272	2,621,924
Furniture, fixtures, equipment and other	457,004	429,307
Total property and equipment	3,867,966	3,792,227
Less accumulated depreciation	(1,464,645)	(1,397,514)
Property and equipment, net	2,403,321	2,394,713
Construction in progress	98,303	62,067
Total property and equipment, net of accumulated depreciation	$2,501,624	$2,456,780

Depreciation and amortization expense related to property and equipment was $36.4 million and $36.6 million for the three months ended June 30, 2017 and 2016, respectively. Depreciation and amortization expense related to property and equipment was $72.4 million and $74.9 million for the six months ended June 30, 2017 and 2016, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,676,421	1,682,436
Total long-term debt (1)	$1,693,935	$1,699,950

(1)

As of June 30, 2017 and December 31, 2016, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 1.17% and 0.72%, respectively. As of June 30, 2017, the interest rate, maturity date and principal payments on the Term Facility (as defined below) were as follows:

•	During the six months ended June 30, 2017, we made quarterly scheduled principal payments of $8.8 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to June 30, 2017. Included in the Term Facility as of June 30, 2017 and December 31, 2016 is an unamortized original issue discount of $6.0 million and $6.7 million, respectively. Included in the Term Facility, as of June 30, 2017 and December 31, 2016, is the deduction of debt issuance costs of $16.4 million and $18.5 million, respectively. As of June 30, 2017 and December 31, 2016, we had $15.4 million and $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Agreement provides for senior secured credit facilities (collectively the “Senior Facilities”) consisting of:

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of June 30, 2017, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of June 30, 2017 and December 31, 2016, we had $14.1 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2017	2016	2017	2016
	(in thousands)
Term Facility	$19,080	$18,987	$37,819	$38,018
Amortization of deferred financing costs	1,007	978	2,006	1,948
Amortization of original issue discount	369	359	736	715
Other interest	8	1	11	8
Interest income	(211)	(39)	(339)	(97)
Total interest expense, net	$20,253	$20,286	$40,233	$40,592

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and six months ended June 30, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	June 30, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$7,014	Other long- term liabilities	$9,803

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Loss) Recognized	2017	2016	2017	2016
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive gain (loss)	$35	$(855)	$1,813	$(5,779)

(1)

There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and six months ended June 30, 2017 and 2016, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$161,962	$161,962	$160,596	$160,596
Interest rate swaps (2)	7,014	7,014	9,803	9,803
Long-term debt (3)(4)	1,693,935	1,711,688	1,699,950	1,716,815

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $16.4 million and $18.5 million as of June 30, 2017 and December 31, 2016, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of June 30, 2017 and December 31, 2016, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 3.8% and 3.7%, as of June 30, 2017 and December 31, 2016, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended June 30, 2017 and 2016:

June 30, 2017	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$—
Assets held for sale(1)	—	—	9,048	9,048	—
	$—	$—	$236,864	$236,864	$—

(1)  Assets held for sale include three hotels and a restaurant parcel designated as held for sale. As of December 31, 2016 we had five hotels and one restaurant parcel in assets held for sale and during the first half of 2017 we added one additional hotel to held for sale.

June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$18,500	$251,163	$269,663	$94,088
Assets held for sale(1)	—	—	37,504	37,504	1,527
1 Owned hotel	—	—	1,150	1,150	985
	$—	$18,500	$289,817	$308,317	$96,600
(1)

Assets held for sale include 10 hotels and a restaurant parcel designated as held for sale in the third quarter of 2015, in addition to the three owned hotels the Company entered into agreements to sell during the second quarter of 2016. The impairment charge for assets held for sale is related to updating the fair value to be net of estimated transaction cost.

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

In the first quarter of 2017, the state of Texas filed an eminent domain lawsuit (The State of Texas v. BRE/LQ TX Properties, L.P.,  Case No. 0015-01-234, Parcel No. 117) to acquire a portion of land from one of our hotels in Waco, Texas that will result in the hotel’s demolition. We classified this hotel as available for sale during the first quarter and expect this transaction to close in the third quarter of 2017. The Company does not expect to record a loss in connection with this transaction.

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

During the first quarter of 2017, we sold one of these hotels for $4.1 million, net of transaction costs.  As of June 30, 2017, of the approximately 50 hotels identified as candidates for sale in the first quarter of 2016, we have sold four hotels and two hotels are in assets held for sale.

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

Additional Impairment

Additionally, during the second quarter of 2016, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical cash flows and other available market information, such as recent sales prices for similar assets.

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of June 30, 2017, Blackstone beneficially owned 29.9% of Holdings’ shares of common stock outstanding.

As of June 30, 2017 and December 31, 2016, approximately $82.2 million and $81.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $1.7 million and $0.7 million during the three months ended June 30, 2017 and 2016, respectively. The fees paid for these products and services were approximately $2.3 million and $2.2 million during the six months ended June 30, 2017 and 2016, respectively.

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

Litigation — On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 22, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, Defendants filed a motion to dismiss the Complaint, which is now fully briefed.  The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. Our discussions with IRS Appeals are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment, but has issued a notice of proposed assessment related to the NOL issue. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intends to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  The audit is in progress and no issues have been communicated to the Company at this point.  As Lodge Holdco II L.L.C. was treated as a partnership for the taxable year ended April 13, 2014, any tax resulting from this examination would be assessed at the partner level rather than against the Company. Accordingly, no provision has been recorded for this examination.

Purchase Commitments — As of June 30, 2017, we had approximately $48.6 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of June 30, 2017, we had $22.9 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax expense of approximately $12.6 million and $14.9 million for the three and six months ended June 30, 2017, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $5.4 million and income tax benefit of $20.7 million for the three and six months ended June 30, 2016, respectively. The provision for the three and six month periods ended June 30, 2017 and 2016, differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2017, the impact of certain costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs), and performance-based restricted stock units (“PSUs”).

During the three and six months ended June 30, 2017, we recognized compensation expense of $4.4 million and $8.3 million, respectively, excluding related taxes. During the three and six months ended June 30, 2016, we recognized compensation expense of $4.6 million and $7.1 million, respectively, excluding related taxes. Unrecognized compensation expense as of June 30, 2017 was $23.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

As of June 30, 2017, there were 10.5 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

RSAs — During the six months ended June 30, 2017, we issued 0.7 million RSAs with a weighted average grant date fair value of $13.74 per share, which generally vest in equal annual installments over three years from the date of grant.

RSUs — During the six months ended June 30, 2017, we issued 50 thousand RSUs with a weighted average grant date fair value of $14.29 per unit, which generally vest in equal annual installments over three years from the date of grant. Vested RSUs are settled for common stock.

PSUs — During the six months ended June 30, 2017, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the six months ended June 30, 2017 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the six months ended June 30, 2017 was $15.79 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

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

The calculations of basic and diluted earnings (loss) per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$16,786	$14,849	$18,375	$(23,926)
Denominator:
Weighted average number of shares outstanding, basic	115,985	117,280	115,961	120,448
Weighted average number of shares outstanding, diluted	116,497	117,360	116,449	120,448

Basic and diluted earnings (loss) per share	$0.14	$0.13	$0.16	$(0.20)

For the three and six month periods ended June 30, 2017, approximately 0.7 million shares and 0.6 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For the three and six month periods June 30, 2016, approximately 0.7 million and 1.6 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

During March 2016, the Company’s board of directors authorized a program to repurchase an aggregate of up to $100 million of the Company’s common stock (the “Repurchase Program”). Under the Repurchase Program, these repurchases could be made from time to time in the open market, in privately negotiated transactions, or otherwise, including pursuant to a Rule 10b5-1 plan, at prices that the Company deemed appropriate and subject to market conditions, applicable law and other factors deemed relevant in the Company's sole discretion. The Repurchase Program did not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program could be suspended or discontinued at any time.

Under the Repurchase Program, through June 30, 2016, the Company repurchased 8.1 million shares of common stock. These shares were repurchased at a weighted-average price of $12.27 per share, for an aggregate purchase price, including commissions, of $100 million.  The shares repurchased through June 30, 2016 represented approximately 6.6% of the Company’s total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

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

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Owned Hotels	$226,971	$236,364	$432,606	$451,919
Franchise and management (1)	31,430	30,900	58,144	57,120
Segment revenues	258,401	267,264	490,750	509,039
Other fee-based revenues from franchise properties	7,282	6,691	13,036	11,966
Corporate and other (2)	32,616	33,008	61,399	62,131
Intersegment elimination (3)	(34,862)	(37,408)	(67,476)	(71,810)
Total revenues	$263,437	$269,555	$497,709	$511,326
Adjusted EBITDA
Owned Hotels	$80,939	$83,239	$139,660	$151,492
Franchise and management	31,430	30,900	58,144	57,120
Segment Adjusted EBITDA	112,369	114,139	197,804	208,612
Corporate and other	(11,464)	(8,728)	(24,949)	(18,904)
Adjusted EBITDA	$100,905	$105,411	$172,855	$189,708

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $17.3 million and $18.9 million for the three month periods ended June 30, 2017 and 2016, respectively, and $34.0 million and $36.5 million for the six month periods ended June 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $34.9 million and $37.4 million for the three month periods ended June 30, 2017 and 2016, respectively and $67.5 million and $71.8 million for the six month periods ended June 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and six month periods ended June 30, 2017 and 2016. Adjusted EBITDA and EBITDA should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$16,786	$14,849	$18,375	$(23,926)
Interest expense	20,464	20,325	40,572	40,689
Income tax expense (benefit)	12,633	5,398	14,923	(20,721)
Depreciation and amortization	36,758	36,871	73,015	75,396
Noncontrolling interests	37	69	126	120
EBITDA	86,678	77,512	147,011	71,558
Impairment loss	—	16,217	—	99,560
Loss (gain) on sale	—	(722)	138	(722)
(Gain) loss related to casualty disasters	(1,053)	690	(2,981)	21
Equity based compensation	4,356	4,620	8,299	7,110
Amortization of software service agreements	2,288	2,487	4,647	4,634
Other losses, net (1)	8,636	4,607	15,741	7,547
Adjusted EBITDA	$100,905	$105,411	$172,855	$189,708

(1)

Other losses, net consists of net loss attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs, costs associated with pursuing the possibility of separating our real estate business from our franchise and management businesses and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Total Assets
Owned Hotels	$2,531,101	$2,499,770
Franchise and management	201,625	198,832
Total segments assets	2,732,726	2,698,602
Corporate and other	195,888	193,921
Total	$2,928,614	$2,892,523

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016
Capital Expenditures
Owned Hotels	$92,962	$51,337
Franchise and management	—	—
Total segment capital expenditures	92,962	51,337
Corporate and other	12,400	$6,973
Total	$105,362	$58,310

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. Our system-wide portfolio, as of June 30, 2017, consisted of 889 hotels representing approximately 87,500 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 319 hotels were owned and operated and 570 were franchised. We also have a pipeline of 250 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the six months ended June 30, 2017, we derived over 99% of our revenue from within the United States.

Recent Developments

On January 18, 2017, we announced we are pursuing the possibility of separating our real estate business from our franchise and management businesses, which could prove to be the most logical next step as we continue to execute on our key strategic initiatives and create value for our stockholders.  This separation of our businesses could enable greater strategic clarity and allow us to take advantage of growth opportunities that naturally flow from each business model. This could also enable stockholders to own and value each business independently, allowing each company to attract the investor base most appropriate for its distinct investment profile.  There is no assurance that the separation of our businesses will occur.  See “Risk Factors—Risks related to pursuing the separation of our businesses” in our 2016 Form 10-K.

On July 26, 2017, our subsidiary CorePoint Lodging Inc. (“CorePoint Lodging”), filed a Registration Statement on Form 10 (the “Form 10”) with the SEC with respect to the separation of our real estate business from our franchise and management businesses.

As disclosed in the Form 10, the Company’s board of directors approved a plan to separate La Quinta into two independent, publicly traded companies by executing a spin-off transaction of our real estate business, which will be included in CorePoint Lodging, that will be taxable at both the corporate and shareholder levels. CorePoint Lodging currently expects to elect to qualify as a real estate investment trust in 2018. This spin-off transaction, should it be completed, will be effected through a distribution of all of the outstanding shares of CorePoint Lodging’s common stock to existing La Quinta stockholders as of the applicable record date in proportion to their ownership of La Quinta common stock. Upon completion of the spin-off, La Quinta stockholders will own 100% of the outstanding shares of common stock of CorePoint Lodging, and will continue to own 100% of the outstanding shares of common stock of La Quinta.  La Quinta’s franchise and management businesses will continue to operate within the current La Quinta Holdings Inc. entity, and will maintain the NYSE ticker symbol LQ.

Completion of the spin-off transaction is subject to a number of conditions, including, among others, declaration by the SEC of the effectiveness of CorePoint Lodging’s Form 10, and other customary conditions. In addition, La Quinta may elect not to complete the proposed spin-off if, at any time prior to the distribution, the board of directors of La Quinta determines, that the spin-off is not then in the best interests of La Quinta or its stockholders, that another form of separation transaction is in the best interests of La Quinta or its stockholders, or that market conditions or other circumstances are such that it is not advisable at that time to separate CorePoint Lodging from La Quinta. Approval by La Quinta’s stockholders is not required for completion of the spin-off transaction, although La Quinta’s stockholders have authorized a reverse stock split of La Quinta’s common stock in connection with the spin-off.

Strategic Priorities

Beginning in 2016 and continuing in 2017, the Company is focusing on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a continuous review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying, testing, and implementing enhancements to the hotel operating model for our owned hotels, and (3) enhancing the La Quinta Returns loyalty program.  Possible outcomes from the review of our owned hotel portfolio include, but are not limited to, improving and/or repositioning a hotel through a significant renovation, determining a hotel is appropriately positioned within its market, or disposing of a hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development. This review of our owned hotel portfolio has identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

These significant renovations commenced in the fourth quarter of 2016, with the start and completion dates for these projects being staggered over the next several quarters.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. Late in the second quarter of 2017, 10 of the hotel renovations reached substantial completion.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of June 30, 2017 and 2016.

	As of June 30,
	2017	2016
Number of Hotels in Operation
Owned hotels (1)	319	336
Franchised hotels (2)	570	553
Total Owned and Franchised Hotels	889	889

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as owned hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also include one hotel owned via a joint venture in which we have a controlling interest. At June 30, 2017 and 2016, Owned Hotels include three and 13 hotels, respectively, which met the criteria to be classified as assets held for sale.

(2)

At June 30, 2017 and 2016, Franchised Hotels includes four and three hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned and franchised hotels as of June 30, 2017 and 2016:

	As of June 30,
	2017	2016
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	178	182
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	46	50
La Quinta Inns (exterior corridor)	92	101
Total Owned	319	336
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	500	466
La Quinta Inn & Suites (exterior corridor)	4	3
La Quinta Inns (interior corridor)	54	71
La Quinta Inns (exterior corridor)	1	4
LQ Hotel (interior corridor)	11	9
Total Franchised	570	553
Total Hotels	889	889

(1)

Of the three owned hotels designated as assets held for sale as of June 30, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).  Of the 13 owned hotels designated as assets held for sale as of June 30, 2016, two are La Quinta Inn & Suites (interior corridor), three are La Quinta Inns (interior corridor) and eight are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three and six month periods ended June 30, 2017 and 2016. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

STR, Inc, (“STR”), a primary source for third-party market data and industry statistics and forecasts, defines certain markets as “oil tracts.” Downturns in the oil and gas industry have had a significant impact on demand in oil tracts. Such downturns have negatively impacted our business in those markets in the past. Any such downturns in the future could further affect our business in those markets.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) owned hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 889 in our system as of June 30, 2017, 823 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three Months Ended June 30, 2017	Variance Three Months 2017 vs. Three Months 2016		Six Months Ended June 30, 2017	Variance Six Months 2017 vs. Six Months 2016
Occupancy	70.5%	16	bps	66.8%	59	bps
ADR	$91.72		1.7%	$89.81	1.4%
RevPAR	$64.70		1.9%	$60.04	2.3%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three Months Ended June 30, 2017	Variance Three Months 2017 vs. Three Months 2016	Six Months Ended June 30, 2017	Variance Six Months 2017 vs. Six Months 2016
RevPAR Index (1)	96.7%	285 bps	95.9%	241 bps
(1)	Information based on the STR competitive set of hotels existing as of June 30, 2017.

We experienced an increase in RevPAR Index during the three months ended June 30, 2017. Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives have caused incremental expenditures in the second half of 2016 and first half of 2017. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From June 30, 2016 to June 30, 2017, our total number of owned and franchised La Quinta hotels remained stable at 889 with rooms decreasing from 87,900 rooms, to 87,500 rooms and number of franchised hotels increasing from 553 to 570. At June 30, 2016, our franchise pipeline numbered 238 hotels with 21,500 rooms, and grew to 250 hotels with 23,500 rooms, at June 30, 2017, while we have opened a net total of 17 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 30% of the conversions and new construction projects have commenced as of June 30, 2017.

Three months ended June 30, 2017 compared with three months ended June 30, 2016

For the three months ended June 30, 2017, we experienced, on a system-wide comparable hotels basis, increases in occupancy, ADR and RevPAR compared to the three months ended June 30, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods:

	For the Three Months Ended June 30,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$221,043	$229,868	$(8,825)	(3.8)
Franchise and other fee-based revenues	30,175	27,978	2,197	7.9
Other hotel revenues	4,937	5,018	(81)	(1.6)
	256,155	262,864	(6,709)	(2.6)
Brand marketing fund revenues from franchised properties	7,282	6,691	591	8.8
Total Revenues	263,437	269,555	(6,118)	(2.3)
Operating Expenses
Direct lodging expenses	104,454	103,578	876	0.8
Depreciation and amortization	36,416	36,628	(212)	(0.6)
General and administrative expenses	35,498	30,881	4,617	15.0
Other lodging and operating expenses	7,831	15,294	(7,463)	(48.8)
Marketing, promotional and other advertising expenses	22,178	20,503	1,675	8.2
Impairment loss	—	16,217	(16,217)	NM	(1)
Gain on sales	—	(722)	722	NM	(1)
	206,377	222,379	(16,002)	(7.2)
Brand marketing fund expenses from franchised properties	7,282	6,691	591	8.8
Total Operating Expenses	213,659	229,070	(15,411)	(6.7)
Operating Income	49,778	40,485	9,293	23.0
Other (Expenses) Income
Interest expense, net	(20,253)	(20,286)	33	(0.2)
Other (expense) income	(69)	117	(186)	NM	(1)
Total Other Expenses, net	(20,322)	(20,169)	(153)	0.8
Income Before Income Taxes	29,456	20,316	9,140	45.0
Income tax expense	(12,633)	(5,398)	(7,235)	NM	(1)
Net Income	16,823	14,918	1,905	12.8
Less: net income attributable to noncontrolling interests	(37)	(69)	32	(46.4)
Net Income Attributable to La Quinta Holdings’ stockholders	$16,786	$14,849	$1,937	13.0

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three Months Ended June 30, 2017	Variance 2017 vs. 2016
Owned hotels
Occupancy	69.1%	-66	bps
ADR	$86.42		1.6%
RevPAR	$59.68		0.6%
Franchised hotels
Occupancy	72.0%	98	bps
ADR	$96.79		1.6%
RevPAR	$69.68		3.0%
System-wide
Occupancy	70.5%	16	bps
ADR	$91.72		1.7%
RevPAR	$64.70		1.9%

Revenues

Owned hotels

As of June 30, 2017, we owned 319 hotels, comprising approximately 40,900 rooms, located in the United States. Room revenues at our owned hotels for the three months ended June 30, 2017 and 2016 totaled $221.0 million and $229.9 million, respectively. The decrease of $8.9 million, or 3.8 percent, was primarily driven by the sale of 17 owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.6 percent for the three months ended June 30, 2017 over the prior year period. The increase in RevPAR was driven by a 1.6 percent increase in ADR and partially offset by a decrease in occupancy of 66 basis points. Excluding the impact of the owned hotels undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 3.0 percent in the second quarter.

Other hotel revenues at our owned hotels for the three months ended June 30, 2017 and 2016 totaled $4.9 million and $5.0 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2017, we had 570 franchised hotels, comprising approximately 46,600 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the three months ended June 30, 2017 and 2016 totaled $30.2 million and $28.0 million, respectively. The increase of $2.2 million, or 7.9 percent, was primarily driven by a net increase of 17 hotels to our franchise system from June 30, 2016 to June 30, 2017 and an increase in RevPAR at our comparable franchised hotels of 3.0 percent, which was due to an increase in ADR of 1.6 percent and an increase in occupancy of 98 basis points.

Operating expenses

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$104.5	$103.6	0.8
Other lodging and operating expenses	7.8	15.3	(48.8)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $112.3 million and $118.9 million, for the three months ended June 30, 2017 and 2016, respectively, resulting in a decrease of $6.6 million. These expenses decreased primarily as a result of 17 fewer hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016 and lower insurance provisions at the property level. Additionally, the Company realized a decrease in repairs and maintenance and gains from insurance recoveries related to natural disasters in the second quarter of 2017. These decreases were partially offset by increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits and increased travel agency commission costs due to increased volume driven through third party online travel agencies such as Expedia.com, Booking.com, and TripAdvisor.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$36.4	$36.6	(0.6)

Depreciation and amortization expense for our owned hotels totaled $36.4 million and $36.6 million, respectively, for the three months ended June 30, 2017 and 2016. The decrease of $0.2 million, or 0.6 percent, was primarily the result of decrease of 17 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016 and the suspension of depreciation for assets held for sale. This decrease was partially offset by additional depreciation on certain owned assets in the second quarter of 2017 driven by $190.9 million in capital expenditures between June 30, 2016 and June 30, 2017.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$35.5	$30.9	15.0

General and administrative expenses totaled $35.5 million and $30.9 million, respectively, for the three months ended June 30, 2017 and 2016. General and administrative expenses increased for the three months ended June 30, 2017 compared to the prior year, primarily as a result of costs associated with pursuing the possibility of separating our real estate business from our franchise and management businesses. Additionally, corporate salaries and benefits, including healthcare, and corporate bonus expense increased for the second quarter of 2017. These increases were partially offset by decreases in severance and stock based compensation.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$22.2	$20.5	8.2

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $22.2 million and $20.5 million, respectively, for the three months ended June 30, 2017 and 2016. The increase of $1.7 million, or 8.2 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in online media in order to enhance brand awareness and bookings. In addition, we spent $7.3 million and $6.7 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended June 30, 2017 and 2016, respectively which increased due to timing of spending.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	$—	$16.2	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the second quarter of 2016, we entered into agreements to sell three of our owned hotels for approximately $10.4 million. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter of 2016. We recorded $0.6 million in additional impairment expense related to selling costs.  In June 2016, we began negotiations to sell two of our owned hotels for approximately $18.5 million; this resulted in an impairment of $13.7 million. Subsequent to June 30, 2016, we entered into purchase and sale agreements for these two hotels. Additionally, during the second quarter of 2016, we identified one owned hotel in which it was determined that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million related to this property. During the second quarter of 2017, we did not have any impairment charges.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Gain on sales	$—	$(0.7)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the second quarter of 2016, we sold two of our owned hotels for a gain of approximately $0.7 million.  An additional three owned hotels that were held for sale during the first quarter of 2016 were sold at their carrying value which represented fair value less transaction costs. During the second quarter of 2017, we did not sell any hotels.

Other Income (Expenses)

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$(20.3)	$(20.3)	(0.2)

Interest expense, net, totaled $20.3 million for both the three months ended June 30, 2017 and 2016. The slight decrease of 0.2 percent, was due to the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and increase in interest income in the three months ended June 30, 2017.

	Three Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax expense	$(12.6)	$(5.4)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the three month periods ended June 30, 2017 and 2016 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. For 2017, the primary driver of this variance is the impact of costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2016 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
(in thousands)	2017	2016
Revenues
Owned Hotels	$226,971	$236,364
Franchised and management (1)	31,430	30,900
Segment revenues	258,401	267,264
Other revenues from franchised properties	7,282	6,691
Corporate and other (2)	32,616	33,008
Intersegment elimination (3)	(34,862)	(37,408)
Total revenues	$263,437	$269,555
Adjusted EBITDA
Owned Hotels	$80,939	$83,239
Franchised and management	31,430	30,900
Segment Adjusted EBITDA	112,369	114,139
Corporate and other	(11,464)	(8,728)
Adjusted EBITDA	$100,905	$105,411

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $17.3 million and $18.9 million for each of the three month periods ended June 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $34.9 million and $37.4 million for each of the three month periods ended June 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of 17 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease was a result of decreased Owned Hotels segment revenues of approximately $9.4 million and an increase in direct lodging expenses of $0.9 million partially offset by a decrease in other lodging and operating expenses of $7.5 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $0.5 million primarily as a result of the net addition of 17 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 3.0 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

For the six months ended June 30, 2017, we experienced, on a system-wide comparable hotels basis, increases in occupancy, ADR and RevPAR compared to the six months ended June 30, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the six months ended June 30, 2017 and 2016, including the amount and percentage change in these results between the periods:

	Six Months Ended June 30,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$420,787	$439,341	$(18,554)	(4.2)
Franchise and other fee-based revenues	54,153	50,170	3,983	7.9
Other hotel revenues	9,733	9,849	(116)	(1.2)
	484,673	499,360	(14,687)	(2.9)
Brand marketing fund revenues from franchised properties	13,036	11,966	1,070	8.9
Total Revenues	497,709	511,326	(13,617)	(2.7)
Operating Expenses
Direct lodging expenses	204,788	202,490	2,298	1.1
Depreciation and amortization	72,456	74,925	(2,469)	(3.3)
General and administrative expenses	70,936	56,879	14,057	24.7
Other lodging and operating expenses	21,891	30,976	(9,085)	(29.3)
Marketing, promotional and other advertising expenses	40,714	40,287	427	1.1
Impairment loss	—	99,560	(99,560)	NM	(1)
Loss (gain) on sales	138	(722)	860	NM	(1)
	410,923	504,395	(93,472)	(18.5)
Brand marketing fund expenses from franchised properties	13,036	11,966	1,070	8.9
Total Operating Expenses	423,959	516,361	(92,402)	(17.9)
Operating Income (Loss)	73,750	(5,035)	78,785	NM	(1)
Other Income (Expenses)
Interest expense, net	(40,233)	(40,592)	359	(0.9)
Other (expense) income	(93)	1,100	(1,193)	NM	(1)
Total Other Expenses, net	(40,326)	(39,492)	(834)	2.1
Income (Loss) Before Income Taxes	33,424	(44,527)	77,951	NM	(1)
Income tax (expense) benefit	(14,923)	20,721	(35,644)	NM	(1)
Net Income (Loss)	18,501	(23,806)	42,307	NM	(1)
Less: net income attributable to noncontrolling interests	(126)	(120)	(6)	5.0
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$18,375	$(23,926)	$42,301	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Six Months Ended June 30, 2017	Variance 2017 vs. 2016
Owned hotels
Occupancy	66.1%	-44	bps
ADR	$86.30	1.4%
RevPAR	$57.02	0.8%
Franchised hotels
Occupancy	67.6%	161	bps
ADR	$93.23	1.3%
RevPAR	$63.05	3.8%
System-wide
Occupancy	66.8%	59	bps
ADR	$89.81	1.4%
RevPAR	$60.04	2.3%

Revenues

Owned hotels

As of June 30, 2017, we owned 319 hotels, comprising approximately 40,900 rooms, located in the United States. Room revenues at our owned hotels for the six months ended June 30, 2017 and 2016 totaled $420.8 million and $439.3 million, respectively. The decrease of $18.5 million, or 4.2 percent, was primarily driven by the sale of 17 owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.8 percent for the six months ended June 30, 2017 over the prior year period. The increase in RevPAR was driven by a 1.4 percent increase in ADR and partially offset by a decrease in occupancy of 44 basis points. Excluding the impact of the owned hotels undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 3.4 percent for the six months ended June 30, 2017.

Other hotel revenues at our owned hotels for the six months ended June 30, 2017 and 2016 totaled $9.7 million and $9.8 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of June 30, 2017, we had 570 franchised hotels, comprising approximately 46,600 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the six months ended June 30, 2017 and 2016 totaled $54.2 million and $50.2 million, respectively. The increase of $4.0 million, or 7.9 percent, was primarily driven by a net increase of 17 hotels to our franchise system from June 30, 2016 to June 30, 2017 and an increase in RevPAR at our comparable franchised hotels of 3.8 percent, which was due to an increase in ADR of 1.3 percent and an increase in occupancy of 161 basis points.

Operating expenses

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$204.8	$202.5	1.1
Other lodging and operating expenses	21.9	31.0	(29.3)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $226.7 million and $233.5 million, for the six months ended June 30, 2017 and 2016, respectively, resulting in a decrease of $6.8 million. These expenses decreased primarily as a result of 17 fewer hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016 and lower insurance provisions at the property level. Additionally, the Company realized a decrease in expenses related to a reduction in utility costs and gains from insurance recoveries related to natural disasters in the first half of 2017. These decreases were partially offset by increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. In addition, uninsured losses increased for the six months ended June 30, 2017.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$72.5	$74.9	(3.3)

Depreciation and amortization expense for our owned hotels totaled $72.5 million and $74.9 million, respectively, for the six months ended June 30, 2017 and 2016. The decrease of $2.4 million, or 3.3 percent, was primarily the result of the decrease of 17 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016 and the suspension of depreciation for assets held for sale. This decrease was partially offset by additional depreciation on certain owned assets in the first half of 2017 driven by  $190.9 million in capital expenditures between June 30, 2016 and June 30, 2017.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$70.9	$56.9	24.7

General and administrative expenses totaled $70.9 million and $56.9 million, respectively, for the six months ended June 30, 2017 and 2016. General and administrative expenses increased for the six months ended June 30, 2017 compared to the prior year six month period, primarily as a result of costs associated with pursuing the possibility of separating our real estate business from our franchise and management businesses. Additionally, corporate salaries and benefits, including healthcare, corporate bonus and stock based compensation increased for the first half of 2017. These increases were partially offset by decreases in severance expense.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$40.7	$40.3	1.1

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $40.7 million and $40.3 million, respectively, for the six months ended June 30, 2017 and 2016. The increase of $0.4 million, or 1.1 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in online media in order to enhance brand awareness and bookings. These increases were partially offset by a decrease in advertising production costs. In addition, we spent $13.0 million and $12.0 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the six months ended June 30, 2017 and 2016, respectively which increased due to timing of spending.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	—	$99.6	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the second quarter of 2016, we entered into agreements to sell three of our owned hotels for approximately $10.4 million. The carrying value of these properties had been adjusted to the lesser of their estimated fair value or carrying value in the first quarter of 2016. We recorded $0.6 million in additional impairment related to selling costs.  In June 2016, we began negotiations to sell two of our owned hotels for approximately $18.5 million; this resulted in an impairment of $13.7 million.  Additionally, during the second quarter of 2016, we identified one owned hotel in which it was determined that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million related to this property.

Additionally, during 2016, as part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as candidates for sale in the near-term. After considering the shortened holding period and probability of selling these hotels, we determined that the estimated cash flows were less than the carrying value of certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment of approximately $80.3 million. In addition, in the first quarter of 2016, we entered into an agreement to sell one of our owned hotels for approximately $8.6 million. As a result, we recorded $3.0 million in impairment expense related to the excess carrying value over the estimated fair value due to the shortening of the assumed holding period.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Loss (gain) on sales	$0.1	$(0.7)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

During the six months ended June 30, 2017, we sold three of our owned hotels for a loss of approximately $0.1 million. These properties were identified as held for sale in the third quarter of 2016 and included in Assets held for sale as of December 31, 2016.

During the six months ended June 30, 2016, we sold two of our owned hotels for a gain of approximately $0.7 million.  An additional three owned hotels that were held for sale during the first quarter of 2016 were sold at their carrying value which represented fair value less transaction costs.

Other Income (Expenses)

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$(40.2)	$(40.6)	(0.9)

Interest expense, net, totaled $40.2 million and $40.6 million, respectively, for the six months ended June 30, 2017 and 2016. The decrease of $0.4 million, or 0.9 percent, was driven by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and an increase in interest income.

	Six Months Ended June 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax (expense) benefit	$(14.9)	$20.7	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the six months ended June 30, 2017 and 2016 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. For 2017, the primary driver of this variance is the impact of costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2016 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
(in thousands)	2017	2016
Revenues
Owned Hotels	$432,606	$451,919
Franchise and Management (1)	58,144	57,120
Segment revenues	490,750	509,039
Other revenues from franchised and managed properties	13,036	11,966
Corporate and other (2)	61,399	62,131
Intersegment elimination (3)	(67,476)	(71,810)
Total revenues	$497,709	$511,326
Adjusted EBITDA
Owned Hotels	$139,660	$151,492
Franchise and Management	58,144	57,120
Segment Adjusted EBITDA	197,804	208,612
Corporate and other	(24,949)	(18,904)
Adjusted EBITDA	$172,855	$189,708

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $34.0 million and $36.5 million for each of the six month periods ended June 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $67.5 million and $71.8 million for each of the six month periods ended June 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of 17 hotels in the owned hotel portfolio in comparison to the hotels owned at June 30, 2016. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease was a result of decreased Owned Hotels segment revenues of approximately $19.3 million and an increase in direct lodging expenses of $2.3 million partially offset by a decrease in other lodging and operating expenses of $9.1 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $1.0 million primarily as a result of the net addition of 17 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 3.8 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA decreased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of June 30, 2017, we had total cash and cash equivalents of $162.0 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of June 30, 2017), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the Six Months Ended June 30,		Percent Change
(in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$89.7	$122.0	(26.5)
Net cash used in investing activities	(78.6)	(34.8)	NM
Net cash used in financing activities	(9.8)	(109.8)	(91.1)

Our ratio of current assets to current liabilities was 1.26 and 1.36 as of June 30, 2017 and December 31, 2016, respectively.

Operating activities

Net cash provided by operating activities was $89.7 million for the six months ended June 30, 2017, compared to $122.0 million for the six months ended June 30, 2016. The $32.3 million decrease was primarily driven by a decrease in results from operations after accounting for impairment loss, its associated tax effect, and other noncash items. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2017 was $78.6 million, compared to $34.8 million during the six months ended June 30, 2016. The $43.8 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures mainly due to hotel renovations.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2017 was $9.8 million, compared to $109.8 million during the six months ended June 30, 2016. The $100.0 million decrease in cash used in financing activities was primarily attributable to share repurchases in the prior year.

Capital expenditures

During the six months ended June 30, 2017 and 2016, we made capital expenditures of approximately $105.4 million and $58.3 million, respectively. The increase was a result of the Company’s strategic initiative to drive consistency in our product.

As of June 30, 2017, we had outstanding commitments under capital expenditure contracts of approximately $48.6 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in Item 8.01 of our Form 8-K filed July 26, 2017 (the “Recast Form 8-K”) describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Recast Form 8-K.

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

Interest rate risk

We are exposed to interest rate risk under our credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.72 percent per annum at December 31, 2016 to 1.17 percent at June 30, 2017. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of June 30, 2017 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2017	2018	2019	2020	2021	Thereafter	value	value
Term Facility	$8.7	$17.5	$17.5	$17.5	$1,632.7	$-	$1,693.9	$1,711.7
Weighted average interest rate (1)							4.351%

(1)	Weighted average interest rate as of June 30, 2017, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 22, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint, which is now fully briefed.  The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/17-4/30/17	5,533	$14.07	—	$—
5/1/17-5/31/17	882	13.39	—	—
6/1/17-6/30/17	46,603	14.38	—	—
Total	53,018	$14.33	—	$—

(1)  Includes 5,533 shares for the period from April 1 through April 30, 882 shares for the period from May 1 through May 30, and 46,603 shares from the period June 1 through June 30, respectively, repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s Amended and Restated 2014 Omnibus Incentive Plan.

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: August 7, 2017	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)