Form 10-Q
period 2017-09-30
La Quinta Holdings Inc.
filed 2017-11-02
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The registrant had outstanding 117,454,534 shares of Common Stock, par value $0.01 per share as of October 27, 2017.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$180,037	$160,596
Accounts receivable, net of allowance for doubtful accounts of $4,154 and $4,022	60,649	45,337
Assets held for sale	8,384	29,544
Other current assets	14,274	9,943
Total Current Assets	263,344	245,420
Property and equipment, net of accumulated depreciation	2,494,402	2,456,780
Intangible assets, net of accumulated amortization	176,237	177,002
Other non-current assets	17,825	13,321
Total Non-Current Assets	2,688,464	2,647,103
Total Assets	$2,951,808	$2,892,523
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	41,825	38,130
Accrued expenses and other liabilities	60,624	64,581
Accrued payroll and employee benefits	43,641	38,467
Accrued real estate taxes	24,797	21,400
Total Current Liabilities	188,401	180,092
Long-term debt	1,673,429	1,682,436
Other long-term liabilities	25,880	29,130
Deferred tax liabilities	361,118	343,028
Total Liabilities	2,248,828	2,234,686
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of September 30, 2017 and December 31, 2016	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at September 30, 2017 and December 31, 2016, 132,476,865 shares issued and 117,459,877 shares outstanding as of September 30, 2017 and 131,750,715 shares issued and 116,790,470 shares outstanding as of December 31, 2016	1,325	1,318
Additional paid-in-capital	1,177,841	1,165,651
Accumulated deficit	(265,216)	(296,006)
Treasury stock at cost, 15,016,988 shares at September 30, 2017 and 14,960,245 shares at December 31, 2016	(210,340)	(209,523)
Accumulated other comprehensive loss	(3,208)	(6,372)
Noncontrolling interests	2,578	2,769
Total Equity	702,980	657,837
Total Liabilities and Equity	$2,951,808	$2,892,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per share data)
REVENUES:
Room revenues	$222,883	$230,081	$643,670	$669,422
Franchise and other fee-based revenues	32,842	30,026	86,995	80,196
Other hotel revenues	4,950	4,895	14,683	14,744
	260,675	265,002	745,348	764,362
Brand marketing fund revenues from franchised properties	7,967	7,310	21,003	19,276
Total Revenues	268,642	272,312	766,351	783,638
OPERATING EXPENSES:
Direct lodging expenses	110,387	108,649	315,175	311,139
Depreciation and amortization	37,934	36,048	110,390	110,973
General and administrative expenses	34,615	29,572	105,551	86,451
Other lodging and operating expenses	17,419	14,872	39,310	45,848
Marketing, promotional and other advertising expenses	18,656	15,566	59,370	55,853
Impairment loss	989	1,058	989	100,618
Gain on sales	(1,457)	(2,048)	(1,319)	(2,770)
	218,543	203,717	629,466	708,112
Brand marketing fund expenses from franchised properties	7,967	7,310	21,003	19,276
Total Operating Expenses	226,510	211,027	650,469	727,388
Operating Income (Loss)	42,132	61,285	115,882	56,250
OTHER INCOME (EXPENSES):
Interest expense, net	(20,696)	(20,427)	(60,929)	(61,019)
Other income	834	1,188	741	2,288
Total Other (Expenses) Income, net	(19,862)	(19,239)	(60,188)	(58,731)
Income (Loss) Before Income Taxes	22,270	42,046	55,694	(2,481)
Income tax (expense) benefit	(9,862)	(19,362)	(24,785)	1,359
NET INCOME (LOSS)	12,408	22,684	30,909	(1,122)
Less: net loss (income) attributable to noncontrolling interest	7	(18)	(119)	(138)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$12,415	$22,666	$30,790	$(1,260)
Earnings (loss) per share:
Basic earnings (loss) per share	$0.11	$0.20	$0.27	$(0.01)
Diluted earnings (loss) per share	$0.11	$0.20	$0.26	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
NET INCOME (LOSS)	$12,408	$22,684	$30,909	$(1,122)
Cash flow hedge adjustment, net of tax	1,351	1,821	3,164	(3,958)
COMPREHENSIVE NET INCOME (LOSS)	13,759	24,505	34,073	(5,080)
Comprehensive net loss (income) attributable to noncontrolling interests	7	(18)	(119)	(138)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$13,766	$24,487	$33,954	$(5,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2016	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	(1,260)	—	138	(1,122)
Distributions	—	—	—	—	—	—	(316)	(316)
Equity-based compensation	766,813	7	—	10,790	—	—	—	10,797
Tax deficit related to equity comp (APIC Pool)	—	—	—	(708)	—	—	—	(708)
Repurchase of common stock	(8,277,331)	—	(100,933)	—	—	—	—	(100,933)
Cash flow hedge adjustment	—	—	—	—	—	(3,958)	—	(3,958)
Balance as of September 30, 2016	116,791,800	$1,317	$(208,632)	$1,162,237	$(295,978)	$(11,394)	$2,722	$650,272

Balance as of January 1, 2017	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	30,790	—	119	30,909
Distributions	—	—	—	—	—	—	(310)	(310)
Equity-based compensation	741,882	7	—	12,190	—	—	—	12,197
Repurchase of common stock	(72,475)	—	(817)	—	—	—	—	(817)
Cash flow hedge adjustment	—	—	—	—	—	3,164	—	3,164
Balance as of September 30, 2017	117,459,877	$1,325	(210,340)	$1,177,841	$(265,216)	$(3,208)	$2,578	$702,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$30,909	$(1,122)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,271	110,914
Amortization of other non-current assets	540	102
Amortization of intangible assets	501	562
Gain related to casualty disasters	(1,234)	(282)
Amortization of leasehold interests	(382)	(503)
Amortization of deferred costs	4,459	4,251
Impairment loss	989	100,618
Gain on sale or retirement of assets	(1,319)	(2,770)
Equity-based compensation	12,197	10,797
Deferred taxes	16,386	(11,591)
Provision for doubtful accounts	1,541	917
Changes in assets and liabilities:
Accounts receivable	(8,340)	(10,233)
Other current assets	(4,331)	(2,265)
Other non-current assets	(3,757)	440
Accounts payable	(5,521)	(4,676)
Accrued payroll and employee benefits	5,174	(56)
Accrued real estate taxes	3,397	4,166
Accrued expenses and other liabilities	(3,975)	6,643
Other long-term liabilities	2,264	1,344
Net cash provided by operating activities	159,769	207,256
Cash flows from investing activities:
Capital expenditures	(158,379)	(89,767)
Insurance proceeds on casualty disasters	5,685	2,965
Proceeds from sale of assets	27,846	56,418
Payment of franchise incentives	(1,217)	(1,013)
Net cash used in investing activities	(126,065)	(31,397)
Cash flows from financing activities:
Repayment of long-term debt	(13,136)	(13,136)
Purchase of treasury stock	(817)	(100,933)
Distributions to noncontrolling interests	(310)	(316)
Net cash used in financing activities	(14,263)	(114,385)
Increase in cash and cash equivalents	19,441	61,474
Cash and cash equivalents at the beginning of the period	160,596	86,709
Cash and cash equivalents at the end of the period	$180,037	$148,183
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$56,679	$57,472
Income taxes paid during the period, net of refunds	$13,716	$5,600
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$8,467	$7,492
Cash flow hedge adjustment, net of tax	$3,164	$(3,958)
Receivable for capital assets damaged by casualty disasters	$6,201	$1,865
Accrued deferred incentive costs	$(400)	$(1,013)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and nine months ended September 30, 2017

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

We own and operate hotels, some of which are subject to a land lease, located in the United States (“U.S.”) under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the U.S., Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of September 30, 2017 and 2016, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	September 30, 2017		September 30, 2016
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	317	40,500	325	41,500
Joint Venture	1	200	1	200
Franchised	576	47,100	567	46,300
Totals	894	87,800	893	88,000

(1) As of September 30, 2017 and 2016, owned hotels includes three and nine hotels, respectively, which met the criteria to be classified as assets held for sale.

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

On July 26, 2017, our subsidiary, CorePoint Lodging Inc. (“CorePoint Lodging”), filed a Registration Statement on Form 10 (as subsequently amended, the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) with respect to the separation of our real estate business from our franchise and management businesses. Completion of the separation is subject to several conditions, including the SEC declaring the Registration Statement effective and final approval of the transaction by our board of directors.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2016, 2015 and 2014, which are incorporated by reference in Item 8.01 of our Current Report on Form 8-K filed with the SEC on July 26, 2017. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Equity-Based Compensation — We recognize the cost of services received in an equity-based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Newly Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this update is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosure of hedging arrangements. ASU 2017-12 is effective for annual reporting periods, and interim periods beginning after December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. We do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2018, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance on revenue from contracts with customers will supersede most current revenue recognition guidance, including industry-specific guidance. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017; early adoption is permitted for annual reporting periods beginning after December 15, 2016. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The Company has formed a project team to evaluate and implement the standard and currently believes the most significant areas of impact of this ASU will be (i) the deferral of initial fees paid by franchisees over their contract life rather than recognition of the majority of the fee upon signing, (ii) the deferral of costs to acquire a customer over the term of the agreement rather than expensing as incurred; and (iii) revenue related to accounting for loyalty programs will be recognized as services are delivered, as opposed to recognized on a gross basis when the points are issued. We are continuing our assessment, which may identify other impacts of the adoption of ASU 2014-09.

The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company currently anticipates utilizing the modified retrospective method of adoption. Under this method, the Company expects to record a cumulative adjustment to retained earnings and plans to adopt the standard as of January 1, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We adopted this standard on January 1, 2017 on a retrospective basis. For the nine months ended September 30, 2016, we reclassified $1.2 million from insurance proceeds on casualty disasters in cash flows from investing activities to the change in accounts receivable in cash flows from operating activities on the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We adopted this standard on January 1, 2017.  We prospectively applied the guidance dictating excess tax benefits be recognized on the income statement.  We retrospectively applied the guidance dictating the presentation of excess tax benefits as an operating cash flow. For the nine months ended September 30, 2016, the adoption of this standard resulted in the excess tax benefit presented in operating and financing activities in the consolidated cash flow statements being eliminated from the presentation. The adoption of this standard did not have a material impact on our financial statements. In addition, we retrospectively applied the guidance dictating cash paid by an employer when directly withholding shares for tax-withholding purposes are classified as a financing activity, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.  Finally, we elected to account for forfeitures when they occur.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

As of December 31, 2016, five hotels and a restaurant parcel were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2017, three of these hotels were sold for $22.0 million, net of transaction costs. During the third quarter of 2017, we sold one hotel for $5.8 million, net of transaction costs. The remaining hotel is expected to be sold before the end of 2017.

Additionally, during the first quarter of 2017, one hotel in Waco, Texas met the criteria to be classified as an asset held for sale. The transfer of title for this property occurred subsequent to the end of the third quarter of 2017. During the second quarter of 2017, we did not sell any hotels or transfer any hotels into assets held for sale. During the third quarter of 2017, one hotel in Morrisville, North Carolina met the criteria to be classified as an asset held for sale. This property is expected to be sold before the end of 2017.

As of September 30, 2017 and December 31, 2016, the carrying amounts of the major classes of assets held for sale were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Current assets	$48	$64
Property and equipment, net of accumulated depreciation	8,264	29,383
Other non-current assets	72	97
Total assets held for sale	$8,384	$29,544

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Land	$739,990	$740,996
Buildings and improvements	2,682,165	2,621,924
Furniture, fixtures, equipment and other	462,885	429,307
Total property and equipment	3,885,040	3,792,227
Less accumulated depreciation	(1,491,542)	(1,397,514)
Property and equipment, net	2,393,498	2,394,713
Construction in progress	100,904	62,067
Total property and equipment, net of accumulated depreciation	$2,494,402	$2,456,780

Depreciation and amortization expense related to property and equipment was $37.9 million and $36.0 million for the three months ended September 30, 2017 and 2016, respectively. Depreciation and amortization expense related to property and equipment was

$110.3 million and $110.9 million for the nine months ended September 30, 2017 and 2016, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many franchised and owned hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. As it relates to our franchise hotels, we anticipate the primary impact will be on the fees we collect from our franchisees, as these fees are typically revenue based.  As it relates to our owned hotels, we anticipate that the storms will impact our owned hotel revenues, expenses and gains and losses, as we are the owner/operator of these hotels. Hurricanes Harvey and Irma had a meaningful impact on our business in the third quarter. Due to the damage caused by the hurricanes, as of November 1, 2017 we have eight owned hotels closed and over 3,000 rooms out of service. We are working to reopen the hotels and to restore the out-of-order rooms to service as quickly as possible, but currently estimate that a portion of the rooms and several hotels could be closed for more than 90 days. We are early in the evaluation process of assessing the impact of these natural disasters to our owned portfolio and are currently working with our insurance providers, claims adjusters and construction staff. In the third quarter of 2017, we have recorded estimated net losses of $2.3 million in other lodging and operating expense related to the property damage rendered by these storms.

NOTE 5. LONG-TERM DEBT

Long-term debt as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,673,429	1,682,436
Total long-term debt (1)	$1,690,943	$1,699,950

(1)

As of September 30, 2017 and December 31, 2016, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 1.23% and 0.72%, respectively. As of September 30, 2017, the interest rate, maturity date and principal payments on the Term Facility (as defined below) were as follows:

•	During the nine months ended September 30, 2017, we made quarterly scheduled principal payments of $13.1 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to September 30, 2017. Included in the Term Facility as of September 30, 2017 and December 31, 2016 is an unamortized original issue discount of $5.6 million and $6.7 million, respectively. Included in the Term Facility, as of September 30, 2017 and December 31, 2016, is the deduction of debt issuance costs of $15.4 million and $18.5 million, respectively. As of September 30, 2017 and December 31, 2016, we had $16.9 million and $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of September 30, 2017, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of September 30, 2017 and December 31, 2016, we had $14.9 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2017	2016	2017	2016
	(in thousands)
Term Facility	$19,618	$19,153	$57,437	$57,171
Amortization of deferred financing costs	1,015	985	3,021	2,933
Amortization of original issue discount	372	361	1,108	1,076
Other interest	7	2	18	10
Interest income	(316)	(74)	(655)	(171)
Total interest expense, net	$20,696	$20,427	$60,929	$61,019

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three and nine months ended September 30, 2017 and 2016, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	September 30, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other long- term liabilities	$4,935	Other long- term liabilities	$9,803

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Loss) Recognized	2017	2016	2017	2016
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive gain (loss)	$1,351	$1,821	$3,164	$(3,958)

(1)

There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three and nine months ended September 30, 2017 and 2016, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$180,037	$180,037	$160,596	$160,596
Interest rate swaps (2)	4,935	4,935	9,803	9,803
Long-term debt (3)(4)	1,690,943	1,710,598	1,699,950	1,716,815

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $15.4 million and $18.5 million as of September 30, 2017 and December 31, 2016, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of September 30, 2017 and December 31, 2016, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 3.8% and 3.7%, as of September 30, 2017 and December 31, 2016, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended September 30, 2017 and 2016:

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$—
Assets held for sale(1)	—	—	8,384	8,384	—
1 owned hotel(2)	—	—	3,000	3,000	989
	$—	$—	$239,200	$239,200	$989

(1)Assets held for sale include three hotels and a restaurant parcel designated as held for sale. As of December 31, 2016 we had five hotels and one restaurant parcel in assets held for sale. During the first nine months of 2017, we sold four of these hotels and added two additional hotels to held for sale.

(2)During the third quarter of 2017, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to market and economic conditions.

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$94,088
Assets held for sale(1)	—	—	42,939	42,939	5,545
1 owned hotel	—	—	1,150	1,150	985
	$—	$—	$271,905	$271,905	$100,618
(1)

Assets held for sale include three hotels and a restaurant parcel designated as held for sale in the third quarter of 2015, in addition to the five owned hotels the Company entered into agreements to sell during the third quarter of 2016. The impairment charge for assets held for sale is related to updating the fair value to be net of estimated transaction cost.

Additional hotel sales

In the third quarter of 2017, we entered into an agreement to sell one of our owned hotels, located in Morrisville, North Carolina, for $4.3 million, net of transaction costs. We classified this hotel as held for sale during the third quarter of 2017 and expect this transaction to close in the fourth quarter of 2017.

In the first quarter of 2017, the state of Texas filed an eminent domain lawsuit (The State of Texas v. BRE/LQ TX Properties, L.P.,  Case No. 0015-01-234, Parcel No. 117) to acquire a portion of land from one of our hotels in Waco, Texas that will result in the hotel’s demolition. We classified this hotel as held for sale during the first quarter and the transfer of title occurred subsequent to the end of the third quarter.

During the third quarter of 2016, we entered into agreements to sell two of our owned hotels, both located in the Houston, Texas area.  One of the two hotels was sold in the third quarter for $7.7 million, resulting in a gain on sale of $2.0 million.  The remaining hotel met the criteria for assets held for sale as of September 30, 2016, with a fair value of $3.6 million. This hotel was sold during the fourth quarter of 2016 for $5.9 million, net of transaction costs. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs.

In June 2016, we began negotiations to sell two of our owned hotels, located in Elmsford, New York and Wayne, New Jersey. As such, it became more likely than not that the holding period for these hotels will be significantly shorter than the previously estimated useful lives. During the second quarter of 2016, we recorded an impairment charge of $13.7 million to adjust the carrying value of these hotels to their estimated fair value. These hotels did not meet the criteria for classification as assets held for sale as of June 30, 2016. During the third quarter of 2016, we entered into agreements to sell these two hotels for $18.4 million, net of transaction costs. We recorded an additional impairment charge of $0.5 million to adjust the carrying value of these hotels to their estimated fair value including a reduction for transaction costs. The fair value estimate is considered to be Level 3 within the fair value measurement hierarchy. During the third quarter of 2016, these hotels met the criteria for classification as assets held for sale. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs. These hotels were sold during the first quarter of 2017 for approximately $17.9 million, net of transaction costs.

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

During the first quarter of 2017, we sold one of these hotels for $4.1 million, net of transaction costs. During the third quarter of 2017, we sold one of these hotels for $5.8 million, net of transaction costs. As of September 30, 2017, of the approximately 50 hotels identified as candidates for sale in the first quarter of 2016, we have sold five hotels and one hotel is classified as an asset held for sale.

24 owned hotels identified for sale in 2015

During 2015, we identified a portfolio of 24 hotels where it became more likely than not the hotels would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $42.5 million to adjust the carrying value of these assets to their estimated fair value. The inputs used in determining the fair value for these 24 hotels were based on estimated selling prices ranging from $70.0 million to $75.0 million. During the third quarter of 2015, these assets met the criteria for classification as assets held for sale. In 2015, 11 of these hotels were sold for $34.1 million, net of transaction costs. During the second quarter of 2016, three of these hotels were sold for $9.1 million, net of transaction costs. During the third quarter of 2016, seven of these hotels were sold for $17.4 million, net of transaction costs. The remaining three hotels were sold during the fourth quarter of 2016 for $8.0 million, net of transaction costs.

Additional Impairment

Additionally, during the third quarter of 2017, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions.  We recorded an impairment charge of $1.0 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical cash flows and other available market information, such as recent sales prices for similar assets.

Additionally, during the second quarter of 2016, we identified a hotel where it became more likely than not that the carrying amount would not be recoverable due to a change in market and economic conditions. We recorded an impairment charge of $1.0 million to adjust the carrying value of this hotel to its estimated fair value. The fair value estimate is considered Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value are based on a combination of historical cash flows and other available market information.

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of September 30, 2017, Blackstone beneficially owned 29.9% of Holdings’ shares of common stock outstanding.

As of September 30, 2017 and December 31, 2016, approximately $82.0 million and $81.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $0.5 million and $0.9 million during the three months ended September 30, 2017 and 2016, respectively. The fees paid for these products and services were approximately $2.8 million and $3.1 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Litigation — On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 22, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, Defendants filed a motion to dismiss the Complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.  Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. Our discussions with IRS Appeals are ongoing. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principles and the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

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

Purchase Commitments — As of September 30, 2017, we had approximately $68.5 million of purchase commitments primarily related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of September 30, 2017, we had $25.1 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax expense of approximately $9.9 million and $24.8 million for the three and nine months ended September 30, 2017, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $19.4 million and income tax benefit of $1.4 million for the three and nine months ended September 30, 2016, respectively. The provision for the three and nine month periods ended September 30, 2017 and 2016, differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and, for 2017, the impact of certain costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs), and performance-based restricted stock units (“PSUs”).

During the three and nine months ended September 30, 2017, we recognized compensation expense of $3.8 million and $12.1 million, respectively, excluding related taxes. During the three and nine months ended September 30, 2016, we recognized compensation expense of $3.7 million and $10.8 million, respectively, excluding related taxes. Unrecognized compensation expense as of September 30, 2017 was $19.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

As of September 30, 2017, there were 10.6 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

RSAs — During the nine months ended September 30, 2017, we issued 0.7 million RSAs with a weighted average grant date fair value of $13.74 per share, which generally vest in equal annual installments over three years from the date of grant.

RSUs — During the nine months ended September 30, 2017, we issued 50 thousand RSUs with a weighted average grant date fair value of $14.29 per unit, which generally vest in equal annual installments over three years from the date of grant. Vested RSUs are settled for common stock.

PSUs — During the nine months ended September 30, 2017, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the nine months ended September 30, 2017 is based solely on our total shareholder return (“TSR”) relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the nine months ended September 30, 2017 was $15.79 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

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

The calculations of basic and diluted earnings (loss) per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$12,415	$22,666	$30,790	$(1,260)
Denominator:
Weighted average number of shares outstanding, basic	116,090	115,795	116,004	118,886
Weighted average number of shares outstanding, diluted	116,849	115,955	116,560	118,886

Basic earnings (loss) per share	$0.11	$0.20	$0.27	$(0.01)
Diluted earnings (loss) per share	$0.11	$0.20	$0.26	$(0.01)

For the three and nine month periods ended September 30, 2017, approximately 0.2 million shares and 0.4 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. For both the three and nine month periods September 30, 2016, approximately 0.7 million shares were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

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

The Repurchase Program was completed in May 2016. The Company repurchased 8.1 million shares of common stock at a weighted-average price of $12.27 per share, for an aggregate purchase price, including commissions, of $100 million.  The shares repurchased through the Repurchase Program represented approximately 6.6% of the Company’s total shares of common stock outstanding as of December 31, 2015. The shares of common stock that were repurchased were placed in treasury stock.

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

The table below shows summarized consolidated financial information by segment for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Owned Hotels	$229,142	$236,426	$661,748	$688,345
Franchise and management (1)	33,174	32,101	91,318	89,221
Segment revenues	262,316	268,527	753,066	777,566
Other fee-based revenues from franchise properties	7,967	7,310	21,003	19,276
Corporate and other (2)	34,633	33,824	96,032	95,955
Intersegment elimination (3)	(36,274)	(37,349)	(103,750)	(109,159)
Total revenues	$268,642	$272,312	$766,351	$783,638
Adjusted EBITDA
Owned Hotels	$69,295	$76,662	$208,955	$228,154
Franchise and management	33,174	32,101	91,318	89,221
Segment Adjusted EBITDA	102,469	108,763	300,273	317,375
Corporate and other	(8,645)	(8,026)	(33,594)	(26,930)
Adjusted EBITDA	$93,824	$100,737	$266,679	$290,445

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $18.5 million and $18.8 million for the three month periods ended September 30, 2017 and 2016, respectively, and $52.5 million and $55.3 million for the nine month periods ended September 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $36.3 million and $37.4 million for the three month periods ended September 30, 2017 and 2016, respectively and $103.8 million and $109.2 million for the nine month periods ended September 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of Adjusted EBITDA to EBITDA and EBITDA to net income (loss) attributable to La Quinta Holdings’ stockholders for the three and nine month periods ended September 30, 2017 and 2016. Adjusted EBITDA and EBITDA should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss) attributable to La Quinta Holdings’ stockholders	$12,415	$22,666	$30,790	$(1,260)
Interest expense	21,012	20,501	61,584	61,190
Income tax expense (benefit)	9,862	19,362	24,785	(1,359)
Depreciation and amortization	38,216	36,224	111,231	111,620
Noncontrolling interests	(7)	18	119	138
EBITDA	81,498	98,771	228,509	170,329
Impairment loss	989	1,058	989	100,618
Gain on sales	(1,457)	(2,048)	(1,319)	(2,770)
Loss (gain) related to casualty disasters	1,747	(303)	(1,234)	(282)
Equity-based compensation	3,887	3,701	12,186	10,811
Amortization of software service agreements	2,498	2,272	7,145	6,906
Other losses (gains), net (1)	4,662	(2,714)	20,403	4,833
Adjusted EBITDA	$93,824	$100,737	$266,679	$290,445

(1)

Other losses (gains), net consists of net loss attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs, costs associated with the planned separation of our real estate business from our franchise and management businesses and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Total Assets
Owned Hotels	$2,530,754	$2,499,770
Franchise and management	206,214	198,832
Total segments assets	2,736,968	2,698,602
Corporate and other	214,840	193,921
Total	$2,951,808	$2,892,523

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Capital Expenditures
Owned Hotels	$140,267	$76,804
Franchise and management	—	—
Total segment capital expenditures	140,267	76,804
Corporate and other	18,112	$12,963
Total	$158,379	$89,767

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. Our system-wide portfolio, as of September 30, 2017, consisted of 894 hotels representing approximately 87,800 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 318 hotels were owned and operated and 576 were franchised. We also have a pipeline of 252 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the nine months ended September 30, 2017, we derived over 99% of our revenue from within the United States.

Recent Developments

CorePoint Lodging

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

On July 26, 2017, our subsidiary CorePoint Lodging Inc. (“CorePoint Lodging”), filed a Registration Statement on Form 10 (as subsequently amended, the “Form 10”) with the SEC with respect to the separation of our real estate business from our franchise and management businesses.

As disclosed in the Form 10, the Company’s board of directors approved a plan to separate La Quinta into two independent, publicly traded companies by executing a spin-off transaction of our real estate business, which will be included in CorePoint Lodging, which will be taxable at both the corporate and shareholder levels. CorePoint Lodging currently expects to elect to qualify as a real estate investment trust in 2018. This spin-off transaction, should it be completed, will be effected through a distribution of all of the outstanding shares of CorePoint Lodging’s common stock to existing La Quinta stockholders as of the applicable record date in proportion to their ownership of La Quinta common stock. La Quinta’s franchise and management businesses will continue to operate within the current La Quinta Holdings Inc. entity, and will maintain the NYSE ticker symbol LQ.

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

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many franchised and owned hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. As it relates to our franchised hotels, we anticipate the primary impact will be on the fees we collect from our franchisees, as these fees are typically revenue based.  As it relates to our owned hotels, we anticipate that the storms will impact our owned hotel revenues, expenses and gains and losses, as we are the owner/operator of these hotels. Hurricanes Harvey and Irma had a meaningful impact on our business in the third quarter. Due to the damage caused by the hurricanes, as of November 1, 2017, we have eight owned hotels closed and over 3,000 rooms out of service. We are working to reopen the hotels and to restore the out-of-order rooms to service as quickly as possible, but currently estimate that a portion of the rooms and several hotels could be closed for more than 90 days.  In the third quarter of 2017, we have recorded estimated net losses of $2.3 million in other lodging and operating expense related to the property damage rendered by these storms.

We are early in the evaluation process of assessing the impact of these natural disasters and are currently working with our insurance providers, claims adjusters and construction staff. Insurance claims will be made as determined through the evaluation process; however, insurance proceeds may not be received until next year and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

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

These significant renovations commenced in the fourth quarter of 2016, with the start and completion dates for these projects being staggered over the next several quarters.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. As of September 30, 2017, 18 hotel renovations have been substantially completed.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of September 30, 2017 and 2016.

	As of September 30,
	2017	2016
Number of Hotels in Operation
Owned hotels (1)	318	326
Franchised hotels (2)	576	567
Total Owned and Franchised Hotels	894	893

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as owned hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also include one hotel owned via a joint venture in which we have a controlling interest. At September 30, 2017 and 2016, Owned Hotels include three and nine hotels, respectively, which met the criteria to be classified as assets held for sale.

(2)

At September 30, 2017 and 2016, Franchised Hotels includes five and eight hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned and franchised hotels as of September 30, 2017 and 2016:

	As of September 30,
	2017	2016
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	178	181
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	45	47
La Quinta Inns (exterior corridor)	92	95
Total Owned	318	326
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	506	480
La Quinta Inn & Suites (exterior corridor)	5	3
La Quinta Inns (interior corridor)	50	71
La Quinta Inns (exterior corridor)	4	3
LQ Hotel (interior corridor)	11	10
Total Franchised	576	567
Total Hotels	894	893

(1)

Of the three owned hotels designated as assets held for sale as of September 30, 2017, one is a La Quinta Inn and Suite (interior corridor) and two are La Quinta Inns (exterior corridor).  Of the nine owned hotels designated as assets held for sale as of September 30, 2016, three are La Quinta Inn & Suites (interior corridor), two are La Quinta Inns (interior corridor) and four are La Quinta Inns (exterior corridor).

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

Inflation

We do not believe that inflation had a material effect on our business during the three and nine month periods ended September 30, 2017 and 2016. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, which collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-

specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) owned hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 894 in our system as of September 30, 2017, 810 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three Months Ended September 30, 2017	Variance Three Months 2017 vs. Three Months 2016		Nine Months Ended September 30, 2017	Variance Nine Months 2017 vs. Nine Months 2016
Occupancy	71.6%	116	bps	68.5%	87	bps
ADR	$94.69		1.3%	$91.52	1.4%
RevPAR	$67.76		2.9%	$62.72	2.7%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three Months Ended September 30, 2017	Variance Three Months 2017 vs. Three Months 2016	Nine Months Ended September 30, 2017	Variance Nine Months 2017 vs. Nine Months 2016
RevPAR Index (1)	96.8%	147 bps	96.2%	217 bps
(1)	Information based on the STR competitive set of hotels existing as of September 30, 2017.

We experienced an increase in RevPAR Index during the three months ended September 30, 2017. Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives have caused incremental expenditures in the second half of 2016 through September 30, 2017. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From September 30, 2016 to September 30, 2017, our total number of owned and franchised La Quinta hotels has grown slightly from 893 to 894 with rooms decreasing from 88,000 rooms, to 87,800 rooms and number of franchised hotels increasing from 567 to 576. At September 30, 2016, our franchise pipeline numbered 239 hotels with 21,800 rooms, and grew to 252 hotels with 23,700 rooms, at September 30, 2017, while we have opened a net total of nine franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 30% of the conversions and new construction projects have commenced as of September 30, 2017.

Three months ended September 30, 2017 compared with three months ended September 30, 2016

For the three months ended September 30, 2017, we experienced, on a system-wide comparable hotels basis, increases in occupancy, ADR and RevPAR compared to the three months ended September 30, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods:

	For the Three Months Ended September 30,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$222,883	$230,081	$(7,198)	(3.1)
Franchise and other fee-based revenues	32,842	30,026	2,816	9.4
Other hotel revenues	4,950	4,895	55	1.1
	260,675	265,002	(4,327)	(1.6)
Brand marketing fund revenues from franchised properties	7,967	7,310	657	9.0
Total Revenues	268,642	272,312	(3,670)	(1.3)
Operating Expenses
Direct lodging expenses	110,387	108,649	1,738	1.6
Depreciation and amortization	37,934	36,048	1,886	5.2
General and administrative expenses	34,615	29,572	5,043	17.1
Other lodging and operating expenses	17,419	14,872	2,547	17.1
Marketing, promotional and other advertising expenses	18,656	15,566	3,090	19.9
Impairment loss	989	1,058	(69)	(6.5)
Gain on sales	(1,457)	(2,048)	591	(28.9)
	218,543	203,717	14,826	7.3
Brand marketing fund expenses from franchised properties	7,967	7,310	657	9.0
Total Operating Expenses	226,510	211,027	15,483	7.3
Operating Income	42,132	61,285	(19,153)	(31.3)
Other (Expenses) Income
Interest expense, net	(20,696)	(20,427)	(269)	1.3
Other income	834	1,188	(354)	(29.8)
Total Other Expenses, net	(19,862)	(19,239)	(623)	3.2
Income Before Income Taxes	22,270	42,046	(19,776)	(47.0)
Income tax expense	(9,862)	(19,362)	9,500	(49.1)
Net Income	12,408	22,684	(10,276)	(45.3)
Less: net loss (income) attributable to noncontrolling interests	7	(18)	25	NM	(1)
Net Income Attributable to La Quinta Holdings’ stockholders	$12,415	$22,666	$(10,251)	(45.2)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three Months Ended September 30, 2017	Variance 2017 vs. 2016
Owned hotels
Occupancy	68.7%	25	bps
ADR	$87.54		0.0%
RevPAR	$60.16		0.4%
Franchised hotels
Occupancy	74.4%	204	bps
ADR	$101.17		2.1%
RevPAR	$75.23		5.0%
System-wide
Occupancy	71.6%	116	bps
ADR	$94.69		1.3%
RevPAR	$67.76		2.9%

Revenues

Owned hotels

As of September 30, 2017, we owned 318 hotels, comprising approximately 40,700 rooms, located in the United States. Room revenues at our owned hotels for the three months ended September 30, 2017 and 2016 totaled $222.9 million and $230.1 million, respectively. The decrease of $7.2 million, or 3.1 percent, was primarily driven by the sale of eight owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.4 percent for the three months ended September 30, 2017 over the prior year period. The increase in RevPAR was driven by an increase in occupancy of 25 basis points, while ADR remained constant. Excluding the impact of the owned hotels undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 4.0 percent in the third quarter.

Other hotel revenues at our owned hotels for the three months ended September 30, 2017 and 2016 totaled $5.0 million and $4.9 million, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2017, we had 576 franchised hotels, comprising approximately 47,100 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the three months ended September 30, 2017 and 2016 totaled $32.8 million and $30.0 million, respectively. The increase of $2.8 million, or 9.4 percent, was primarily driven by a net increase of nine hotels to our franchise system from September 30, 2016 to September 30, 2017 and an increase in RevPAR at our comparable franchised hotels of 5.0 percent, which was due to an increase in ADR of 2.1 percent and an increase in occupancy of 204 basis points.

Operating expenses

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$110.4	$108.6	1.6
Other lodging and operating expenses	17.4	14.9	17.1

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $127.8 million and $123.5 million, for the three months ended September 30, 2017 and 2016, respectively, resulting in an increase of $4.3 million. The increase in direct lodging expenses for our owned hotels was caused by increases in salaries (including hourly wages) and benefits, increased travel agency commission costs due to increased volume driven through third party online travel agencies such as Expedia.com, Booking.com, and TripAdvisor and losses due to hurricanes Harvey and Irma. These increases were partially offset by a decrease of eight fewer hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2016 and lower insurance provisions at the property level. Additionally, the Company realized a decrease in repairs and maintenance and supplies.

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$37.9	$36.0	5.2

Depreciation and amortization expense for our owned hotels totaled $37.9 million and $36.0 million, respectively, for the three months ended September 30, 2017 and 2016. The increase of $1.9 million, or 5.2 percent, was primarily the result of additional depreciation on certain owned assets in the third quarter of 2017 driven by $212.4 million in capital expenditures between September 30, 2016 and September 30, 2017. This increase was partially offset by the decrease in the number of hotels subject to depreciation. As of September 30, 2017, the owned hotel portfolio subject to depreciation consisted of 315 hotels (318 hotels less three held for sale) as compared to 317 hotels (326 owned hotels less nine held for sale) as of September 30, 2016.

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$34.6	$29.6	17.1

General and administrative expenses totaled $34.6 million and $29.6 million, respectively, for the three months ended September 30, 2017 and 2016. General and administrative expenses increased for the three months ended September 30, 2017 compared to the prior year, primarily as a result of costs associated with pursuing the separation of our real estate business from our franchise and management businesses. Additionally, corporate salaries and benefits, including healthcare, corporate bonus expense and stock based compensation increased for the third quarter of 2017. These increases were partially offset by decreases in severance and other professional services.

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$18.7	$15.6	19.9

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $18.7 million and $15.6 million, respectively, for the three months ended September 30, 2017 and 2016. The increase of $3.1 million, or 19.9 percent, was primarily driven by increased spending in broadcast and online media in order to enhance brand awareness and bookings. In addition, we spent $8.0 million and $7.3 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended September 30, 2017 and 2016, respectively, which increased due to more funds being available to spend in the BMF.

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	$1.0	$1.1	(6.5)

During the third quarter of 2017, the Company determined that the long lived assets associated with one of our owned hotels were partially impaired due to economic conditions and we recorded an impairment charge of $1.0 million.

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

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Gain on sales	$(1.5)	$(2.0)	(28.9)

During the third quarter of 2017, we sold one of our owned hotels for a gain of approximately $1.5 million. The hotel had been identified as held for sale in the third quarter of 2016.

During the third quarter of 2016, we sold 10 of our owned hotels for a gain of approximately $2.0 million.  Of the 10 hotels, seven were from the 24 hotels identified as held for sale in the third quarter of 2015. Of the three remaining hotels, two hotels were identified as held for sale in the second quarter of 2016 and the remaining hotel was identified and sold within the third quarter of 2016. The hotels identified as held for sale as of June 30, 2016 were sold at their carrying value which represented fair value less transaction costs.

Other Income (Expenses)

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$(20.7)	$(20.4)	1.3

Interest expense, net, totaled $20.7 million and $20.4 million for the three months ended September 30, 2017 and 2016, respectively. The slight increase of 1.3 percent was driven by an increase in our interest rate, which is based on LIBOR. This increase was partially offset by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and increase in interest income in the three months ended September 30, 2017.

	Three Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax expense	$(9.9)	$(19.4)	(49.1)

We compute our income tax expense on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the three month periods ended September 30, 2017 and 2016 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. For 2017, the primary driver of this variance is the impact of costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2016 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
(in thousands)	2017	2016
Revenues
Owned Hotels	$229,142	$236,426
Franchised and management (1)	33,174	32,101
Segment revenues	262,316	268,527
Other revenues from franchised properties	7,967	7,310
Corporate and other (2)	34,633	33,824
Intersegment elimination (3)	(36,274)	(37,349)
Total revenues	$268,642	$272,312
Adjusted EBITDA
Owned Hotels	$69,295	$76,662
Franchised and management	33,174	32,101
Segment Adjusted EBITDA	102,469	108,763
Corporate and other	(8,645)	(8,026)
Adjusted EBITDA	$93,824	$100,737

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $18.5 million and $18.8 million for each of the three month periods ended September 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $36.3 million and $37.4 million for each of the three month periods ended September 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of eight hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2016. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease was a result of decreased Owned Hotels segment revenues of approximately $7.3 million and an increase in direct lodging expenses of $1.8 million partially offset by a decrease in other lodging and operating expenses of $2.5 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $1.1 million primarily as a result of the net addition of nine hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 5.0 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

For the nine months ended September 30, 2017, we experienced, on a system-wide comparable hotels basis, increases in occupancy, ADR and RevPAR compared to the nine months ended September 30, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the nine months ended September 30, 2017 and 2016, including the amount and percentage change in these results between the periods:

	Nine Months Ended September 30,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$643,670	$669,422	$(25,752)	(3.8)
Franchise and other fee-based revenues	86,995	80,196	6,799	8.5
Other hotel revenues	14,683	14,744	(61)	(0.4)
	745,348	764,362	(19,014)	(2.5)
Brand marketing fund revenues from franchised properties	21,003	19,276	1,727	9.0
Total Revenues	766,351	783,638	(17,287)	(2.2)
Operating Expenses
Direct lodging expenses	315,175	311,139	4,036	1.3
Depreciation and amortization	110,390	110,973	(583)	(0.5)
General and administrative expenses	105,551	86,451	19,100	22.1
Other lodging and operating expenses	39,310	45,848	(6,538)	(14.3)
Marketing, promotional and other advertising expenses	59,370	55,853	3,517	6.3
Impairment loss	989	100,618	(99,629)	(99.0)
Gain on sales	(1,319)	(2,770)	1,451	(52.4)
	629,466	708,112	(78,646)	(11.1)
Brand marketing fund expenses from franchised properties	21,003	19,276	1,727	9.0
Total Operating Expenses	650,469	727,388	(76,919)	(10.6)
Operating Income (Loss)	115,882	56,250	59,632	NM	(1)
Other Income (Expenses)
Interest expense, net	(60,929)	(61,019)	90	(0.1)
Other income	741	2,288	(1,547)	(67.6)
Total Other Expenses, net	(60,188)	(58,731)	(1,457)	2.5
Income (Loss) Before Income Taxes	55,694	(2,481)	58,175	NM	(1)
Income tax (expense) benefit	(24,785)	1,359	(26,144)	NM	(1)
Net Income (Loss)	30,909	(1,122)	32,031	NM	(1)
Less: net income attributable to noncontrolling interests	(119)	(138)	19	(13.8)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$30,790	$(1,260)	$32,050	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Nine Months Ended September 30, 2017	Variance 2017 vs. 2016
Owned hotels
Occupancy	67.0%	-15	bps
ADR	$86.62	1.0%
RevPAR	$58.03	0.8%
Franchised hotels
Occupancy	70.0%	188	bps
ADR	$96.13	1.6%
RevPAR	$67.33	4.4%
System-wide
Occupancy	68.5%	87	bps
ADR	$91.52	1.4%
RevPAR	$62.72	2.7%

Revenues

Owned hotels

As of September 30, 2017, we owned 318 hotels, comprising approximately 40,700 rooms, located in the United States. Room revenues at our owned hotels for the nine months ended September 30, 2017 and 2016 totaled $643.7 million and $669.4 million, respectively. The decrease of $25.7 million, or 3.8 percent, was primarily driven by the sale of eight owned hotels between the periods.  RevPAR at our comparable owned hotels increased 0.8 percent for the nine months ended September 30, 2017 over the prior year period. The increase in RevPAR was driven by a 1.0 percent increase in ADR and partially offset by a decrease in occupancy of 15 basis points. Excluding the impact of the owned hotels undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 3.7 percent for the nine months ended September 30, 2017.

Other hotel revenues at our owned hotels for both the nine months ended September 30, 2017 and 2016 totaled $14.7 million. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of September 30, 2017, we had 576 franchised hotels, comprising approximately 47,100 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the nine months ended September 30, 2017 and 2016 totaled $87.0 million and $80.2 million, respectively. The increase of $6.8 million, or 8.5 percent, was primarily driven by a net increase of nine hotels to our franchise system from September 30, 2016 to September 30, 2017 and an increase in RevPAR at our comparable franchised hotels of 4.4 percent, which was due to an increase in ADR of 1.6 percent and an increase in occupancy of 188 basis points.

Operating expenses

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$315.2	$311.1	1.3
Other lodging and operating expenses	39.3	45.8	(14.3)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $354.5 million and $356.9 million, for the nine months ended September 30, 2017 and 2016, respectively, resulting in a decrease of $2.4 million. These expenses decreased primarily due to lower insurance provisions at the property level. Additionally, the Company realized a decrease in expenses as a result of eight fewer hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2016 and to reductions in utility costs, repairs and maintenance and supplies. These decreases were partially offset by increases in direct lodging expenses for our owned hotels caused by increases in salaries (including hourly wages) and benefits, contract labor and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. In addition, uninsured losses increased for the nine months ended September 30, 2017.

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$110.4	$111.0	(0.5)

Depreciation and amortization expense for our owned hotels totaled $110.4 million and $111.0 million, respectively, for the nine months ended September 30, 2017 and 2016. The decrease of $0.6 million, or 0.5 percent, was primarily the result of the decrease of eight hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2016 and the suspension of depreciation for assets held for sale. This decrease was partially offset by additional depreciation on certain owned assets in the first nine months of 2017 driven by $212.4 million in capital expenditures between September 30, 2016 and September 30, 2017.

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$105.6	$86.5	22.1

General and administrative expenses totaled $105.6 million and $86.5 million, respectively, for the nine months ended September 30, 2017 and 2016. General and administrative expenses increased for the nine months ended September 30, 2017 compared to the prior year nine month period, primarily as a result of costs associated with the planned separation of our real estate business from our franchise and management businesses. Additionally, corporate salaries and benefits, including healthcare, corporate bonus and stock based compensation increased for the first three quarters of 2017. These increases were partially offset by decreases in severance expense.

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$59.4	$55.9	6.3

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $59.4 million and $55.9 million, respectively, for the nine months ended September 30, 2017 and 2016. The increase of $3.5 million, or 6.3 percent, was primarily driven by the timing of spending under certain brand programs and increased spending in broadcast and online media in order to enhance brand awareness and bookings. These increases were partially offset by a decrease in advertising production costs. In addition, we spent $21.0 million and $19.3 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the nine months ended September 30, 2017 and 2016, respectively, which increased due to more funds being available to spend in the BMF.

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	1.0	$100.6	(99.0)

During the third quarter of 2017, we determined that the long lived assets associated with one of our owned hotels were partially impaired due to economic conditions and we recorded an impairment charge of $1.0 million.

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

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Gain on sales	$(1.3)	$(2.8)	(52.4)

During the nine months ended September 30, 2017, we sold four of our owned hotels for a gain of approximately $1.3 million. These properties were identified as held for sale in the third quarter of 2016 and included in assets held for sale as of December 31, 2016.

During the nine months ended September 30, 2016, we sold 15 of our owned hotels for a gain of approximately $2.8 million.  Of the 15 hotels sold, 10 hotels were from the 24 hotels marked as held for sale in the third quarter of 2015.

Other Income (Expenses)

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$(60.9)	$(61.0)	(0.1)

Interest expense, net, totaled $60.9 million and $61.0 million, respectively, for the nine months ended September 30, 2017 and 2016. The decrease of $0.1 million, or 0.1 percent, was driven by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and an increase in interest income. This decrease was partially offset by an increase in our interest rate, which is based on LIBOR.

	Nine Months Ended September 30,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax (expense) benefit	$(24.8)	$1.4	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

We compute our income tax (expense) benefit on a quarterly basis by applying the estimated annual effective tax rate to income from recurring operations and taxable income. The provision for the nine months ended September 30, 2017 and 2016 differs from the statutory federal tax rate of 35% primarily due to the impact of state income taxes and expenses that are not deductible for income tax purposes. For 2017, the primary driver of this variance is the impact of costs relating to the evaluation of a potential spin-off transaction that are not deductible for income tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2016 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Revenues
Owned Hotels	$661,748	$688,345
Franchise and Management (1)	91,318	89,221
Segment revenues	753,066	777,566
Other revenues from franchised and managed properties	21,003	19,276
Corporate and other (2)	96,032	95,955
Intersegment elimination (3)	(103,750)	(109,159)
Total revenues	$766,351	$783,638
Adjusted EBITDA
Owned Hotels	$208,955	$228,154
Franchise and Management	91,318	89,221
Segment Adjusted EBITDA	300,273	317,375
Corporate and other	(33,594)	(26,930)
Adjusted EBITDA	$266,679	$290,445

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $52.5 million and $55.3 million for each of the nine month periods ended September 30, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $103.8 million and $109.2 million for each of the nine month periods ended September 30, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of eight hotels in the owned hotel portfolio in comparison to the hotels owned at September 30, 2016. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease was a result of decreased Owned Hotels segment revenues of approximately $26.6 million and an increase in direct lodging expenses of $4.1 million partially offset by a decrease in other lodging and operating expenses of $6.5 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $2.1 million primarily as a result of the net addition of nine hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 4.4 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA decreased as a result of the overall increase in Franchise segment revenues.

Liquidity and Capital Resources

Overview

As of September 30, 2017, we had total cash and cash equivalents of $180.0 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of September 30, 2017), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement.

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

The following table summarizes our net cash flows and key metrics related to our liquidity:

	For the Nine Months Ended September 30,		Percent Change
(in millions)	2017	2016	2017 vs. 2016
Net cash provided by operating activities	$159.8	$207.3	(22.9)
Net cash used in investing activities	(126.1)	(31.4)	NM
Net cash used in financing activities	(14.3)	(114.4)	(87.5)

Our ratio of current assets to current liabilities was 1.40 and 1.36 as of September 30, 2017 and December 31, 2016, respectively.

Operating activities

Net cash provided by operating activities was $159.8 million for the nine months ended September 30, 2017, compared to $207.3 million for the nine months ended September 30, 2016. The $47.5 million decrease was primarily driven by a decrease in results from operations after accounting for impairment loss, its associated tax effect, and other noncash items. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2017 was $126.1 million, compared to $31.4 million during the nine months ended September 30, 2016. The $94.7 million increase in cash used in investing activities was primarily attributable to an increase in capital expenditures mainly due to hotel renovations.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2017 was $14.3 million, compared to $114.4 million during the nine months ended September 30, 2016. The $100.1 million decrease in cash used in financing activities was primarily attributable to share repurchases in the prior year.

Capital expenditures

During the nine months ended September 30, 2017 and 2016, we made capital expenditures of approximately $158.4 million and $89.8 million, respectively. The increase was a result of the Company’s strategic initiative to drive consistency in our product.

As of September 30, 2017, we had outstanding commitments under capital expenditure contracts of approximately $68.5 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

During the third quarter of 2017, a number of our owned hotels sustained property damage due to Hurricanes Harvey and Irma. We are early in the evaluation process of assessing the impact of these natural disasters and are currently working with our insurance providers, claims adjusters and construction staff. Insurance claims will be made as determined through the evaluation process; however, insurance proceeds may not be received until next year and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

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

Interest rate risk

We are exposed to interest rate risk under our credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.72 percent per annum at December 31, 2016 to 1.23 percent at September 30, 2017. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of September 30, 2017 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2017	2018	2019	2020	2021	Thereafter	value	value
Term Facility	$4.3	$17.5	$17.5	$17.5	$1,634.1	$-	$1,690.9	$1,710.6
Weighted average interest rate (1)							4.384%

(1)	Weighted average interest rate as of September 30, 2017, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 22, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/17-7/31/17	—	$—	—	$—
8/1/17-8/31/17	2,468	15.37	—	—
9/1/17-9/30/17	168	15.75	—	—
Total	2,636	$15.39	—	$—

(1)  Includes 2,468 shares for the period from August 1 through August 31, and 168 shares from the period September 1 through September 30, respectively, repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s Amended and Restated 2014 Omnibus Incentive Plan.

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: November 1, 2017	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)