Form 10-K
period 2017-12-31
La Quinta Holdings Inc.
filed 2018-03-01
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,193.0 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 23, 2018 was 117,342,020.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

LA QUINTA HOLDINGS INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2017

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the following risks, uncertainties and factors:

•	risks related to the pending Spin (as defined herein) and the merger of our management and franchising business with Wyndham Worldwide;
•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop, sell or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;
•	the results of the audit by the Internal Revenue Service;
•	our substantial indebtedness; and

•	Blackstone’s significant influence over us.

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

Presentation of combined financial information and certain other non-financial data. Unless otherwise indicated, or the context otherwise requires, for periods prior to the completion of the IPO, (i) the historical financial data in this Annual Report on Form 10-K and (ii) the operating and other non-financial data, including number of hotels and related data, disclosed in “Part II—Item 6. Selected Financial Data” (collectively, the “Financial Statement Sections”):

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

Market and Industry Data

Within this Annual Report on Form 10-K, we reference information and statistics regarding the hotel industry and various segments within such industry. We have obtained this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. STR, Inc. (“STR”) is the primary source for third-party market data and industry statistics. STR does not guarantee the performance of any company about which it collects and provides data. Nothing in the STR data should be construed as advice. Some data and other information are also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable, but have not independently verified them.

RevPAR Index, which measures a hotel’s fair market share of its competitive set’s revenue per available room, is stated as a percentage and is calculated for a hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market (referred to as a “competitive set”); and when presented for a group of hotels is a weighted average of the individual hotel results. The general manager for each of our owned hotels exercises discretion, subject to (i) adherence to certain guidelines published by STR and described below and (ii) review by La Quinta and other third-party hotel managers to ensure consistency, in identifying the competitive set of properties for each such hotel. They consider such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate, with location being the most significant factor. Competitive set makeup is initially determined when a new hotel enters our portfolio and is reviewed for continuing appropriateness as competitive hotels enter and leave our markets. Each hotel’s competitive set complies with the following four STR published guidelines, each of which places limitations on properties that may be included in a competitive set: (1) each competitive set must include a minimum of four participating properties, excluding the subject property; (2) no single property or brand can account for more than 50% of the total participating room supply of a competitive set, excluding the rooms of the subject property; (3) no single company can account for more than 70% of the total participating room supply of a competitive set, excluding the rooms of the subject property; and (4) each competitive set must include a minimum of two companies other than that of the subject property. We may include certain competitors in a hotel property’s competitive set and those competitors may or may not include our hotel in their competitive set. For each hotel in our portfolio, we provide the proposed competitive set to STR for publication. STR confirms that each proposed competitive set complies with their published guidelines and then uses that information, along with ADR and RevPAR for each such hotel (which ADR and RevPAR may be calculated differently than we or our competitors do for internal purposes) to calculate RevPAR Index. STR calculates RevPAR Index for the current period and prior periods based on the competitive sets existing as of the date of the STR report for the current period of such report. Accordingly, our future filings may disclose historical RevPAR Index for prior periods that differ from those disclosed in this Annual Report on Form 10-K.

PART I

Item 1.	Business

Merger with Wyndham Worldwide and Spin of our owned real estate business

On January 17, 2018, La Quinta Holdings Inc., Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”), and WHG BB Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Wyndham Worldwide (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Wyndham Worldwide agreed to acquire our franchise and management business for cash (such acquisition, the “Merger”). In connection with the Merger, La Quinta Holdings Inc. and CorePoint Lodging Inc. a Maryland corporation and an indirect wholly-owned subsidiary of La Quinta Holdings Inc. (“CorePoint Lodging”), entered into a Separation and Distribution Agreement dated January 17, 2018 (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the merger with Wyndham Worldwide, we will, among other things, (i) effect a reclassification and combination of our common stock whereby each share of our common stock will be reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) convey our owned real estate assets and certain related assets and liabilities to CorePoint Lodging and, (iii) thereafter, distribute (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which will become a separate publicly traded company.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, which will occur after completion of the Reverse Stock Split and immediately after the effective time of the Spin, each share of our common stock will be converted into the right to receive $16.80 in cash per share.

Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, Merger Sub will merge with and into the Registrant, with the Registrant continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and our common stock will be delisted from the New York Stock Exchange (the “NYSE”).

The boards of directors of each of Wyndham Worldwide and La Quinta have approved the Merger Agreement. The Merger is subject to the approval of our stockholders, the completion of the Reverse Stock Split and the Spin and certain customary conditions.

There is no assurance that the Spin and/or the Merger will occur.  See “Risk Factors—Risks related to the pending Spin and merger” in “Part I—Item 1A. Risk Factors.”

Company overview

Our system-wide portfolio, as of December 31, 2017, consisted of 902 hotels representing approximately 88,400 rooms located predominantly in 48 states across the U.S., as well as in Canada, Mexico, Honduras and Colombia, of which 317 hotels were owned and operated and 585 were franchised. We also have a pipeline of 261 franchised hotels as of December 31, 2017, to be located in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador (89% of which represents new construction as opposed to the conversion of an existing hotel).

As illustrated by the following table, from 2007 to December 31, 2017, we have grown our total number of owned and franchised hotels worldwide from 634 properties to 902 properties.

La Quinta was founded in San Antonio, Texas in 1968 and has a nearly 50-year history of owning and operating hotels. From 1973 to January 2006, we operated through our predecessors as a public company. In January 2006, we were acquired by Blackstone (the “Acquisition”). At the time of the Acquisition, we had a total of 425 hotels, of which 267 were owned hotels and 158 were franchised hotels. Since the Acquisition and through December 31, 2017, we expanded our franchise system by over three times, growing from 158 franchised hotels to 585 franchised hotels. We also established a franchise presence in Mexico, Central America and South America, with 38 hotels either open or in the pipeline in those regions.

Our brand and hotels

We operate our business across two segments: owned hotels and franchise and management. These segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our CEO, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. For more information regarding our segments, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17: “Segments” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below sets forth the number of hotels and rooms as of December 31, 2017:

	Owned		Franchised		Total
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Texas	69	9,339	167	12,337	236	21,676
Florida	49	5,982	25	2,275	74	8,257
California	21	3,128	35	3,119	56	6,247
Georgia	14	1,693	25	1,880	39	3,573
Colorado	15	1,892	12	1,075	27	2,967
Louisiana	12	1,690	16	1,069	28	2,759
Tennessee	8	988	22	1,759	30	2,747
Oklahoma	2	236	26	1,948	28	2,184
Arizona	11	1,421	7	624	18	2,045
Illinois	8	1,097	9	768	17	1,865
Other states	108	13,142	227	19,154	335	32,296
United States Total	317	40,608	571	46,008	888	86,616
Mexico	—	—	10	1,442	10	1,442
Canada	—	—	2	133	2	133
Honduras	—	—	1	110	1	110
Colombia	—	—	1	82	1	82
Total	317	40,608	585	47,775	902	88,383

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

We own, operate and franchise all of our hotels under the La Quinta Inn, La Quinta Inn & Suites and LQ Hotel trademarks. As of December 31, 2017, the hotels in our system consisted of 707 La Quinta Inn & Suites hotels, which include guest suites and are generally our newer hotels with interior corridors, 183 La Quinta Inns, 88 of which include interior corridors, and 12 LQ Hotels, which is the primary trademark under which our hotels are identified in Mexico and Central and South America. When STR’s price points by segment are applied to each of our hotels, approximately 34% would be considered upper-midscale, approximately 47% would be considered midscale, approximately 8% would be considered economy (principally our owned hotels) and the balance would be considered in the segments above upper-midscale. We are focused on providing clean and comfortable guest rooms at affordable prices in convenient locations. Our hotels typically include common areas with amenities such as a great room (including breakfast seating area, lobby with seating area and business center), swimming pool and vending areas, and typically offer a complimentary breakfast. Our guest mix includes both business and leisure travelers. As of December 31, 2017, the hotels in our owned portfolio have an average age of 29 years, and the hotels in our franchise portfolio have an average age of 14 years, with over 30% being in our system less than five years.

Current designs for new La Quinta hotels are typically four story structures and approximately 56,900 square feet with approximately 85 to 120 interior corridor guest rooms. International La Quinta hotels generally also include expanded breakfast offerings, full-service restaurants and between 85 and 165 rooms. Certain of our owned hotels are larger than our typical design. For example, our hotel in downtown Chicago, which was converted from office space to a La Quinta-branded hotel in 2009, is approximately 141,000 square feet with 241 guest rooms. All new franchised hotels are La Quinta Inn & Suites in the U.S., and Canada. Franchised hotels in Mexico, Central and South America, use “LQ Hotel” as the primary mark.

At both our La Quinta Inn & Suites and La Quinta Inn hotels in the U.S. and Canada, our guests typically have convenient access to food service at nearby freestanding restaurants, which include many national chains. We own approximately 57 buildings that are adjacent to some of our owned hotels, which we generally lease to third party restaurant operators.

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

We regularly repair and maintain our owned hotels, and review each hotel to assess the need for renovations based on asset condition.  Maintenance and renovation capital expenditures are comprised of repair and maintenance in ordinary course operations, customary cycle renovations and ongoing maintenance of our technology infrastructure in order to keep it current. Customary cycle renovations can range from design renovations to full renovations and can include, among other things, replacement of mattresses, seating, fixtures or carpet, repainting, window treatments and improvements in the common areas and exteriors. We maintain a variety of designs and décor scheme options for our rooms and select the room scheme for a given hotel’s cycle renovation based on market factors and our review of the optimal return for the capital invested.

On an ongoing basis, we evaluate additional capital projects such as accelerating renovation cycles for our owned hotels as well as investing in technology innovation that enhances our guest experience, and we will invest in those projects that we believe will provide an appropriate return on capital invested and increase RevPAR Index. In 2016, we undertook a review of our owned hotel portfolio to identify properties that, with the appropriate scope of capital investment and renovation, have the opportunity to re-position upwards within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets. Renovations of approximately 50 properties identified in this review commenced in the fourth quarter of 2016, with the start and completion dates staged through 2017 and 2018. As of December 31, 2017, 27 of these hotel renovations were substantially completed. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Key components and factors affecting our results of operations―Revenues.”

We continually evaluate our owned hotel portfolio and, from time to time, we may sell certain hotels or groups of hotels that we determine are not consistent with our overall brand experience. In 2016, as part of a strategic review of our owned hotel portfolio, we identified approximately 50 hotels as possible candidates for sale. In 2017, we entered into definitive purchase agreements to sell three of those hotels, one of which sold during 2017 and one of which sold in 2018, and in 2016 we entered into agreements to sell five additional owned hotels, three of which were sold during 2016 and two of which were sold in 2017.

The following table summarizes our key operating statistics for our owned, franchised and managed hotels for the past five years (1):

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	182	180	183	184	184
La Quinta Inn & Suites (exterior corridor)	3	3	3	3	3
La Quinta Inns (interior corridor)	41	46	51	56	56
La Quinta Inns (exterior corridor)	91	93	104	110	114
Total Owned	317	322	341	353	357
Franchised/Managed Hotels
La Quinta Inn & Suites (interior corridor)	516	486	459	417	373
La Quinta Inn & Suites (exterior corridor)	6	4	3	3	5
La Quinta Inns (interior corridor)	47	64	77	84	89
La Quinta Inns (exterior corridor)	4	2	4	10	10
LQ Hotel (interior corridor) (2)	12	10	2	—	—
Total Franchised/Managed	585	566	545	514	477
Total	902	888	886	867	834
Occupancy Percentage
Company Owned Hotels	64.9%	65.5%	67.0%	66.5%	64.4%
Franchised/Managed Hotels	69.2%	67.7%	68.2%	67.3%	64.3%
Total	67.1%	66.5%	67.5%	66.8%	64.4%
Average Daily Rate
Company Owned Hotels	$85.53	$84.68	$82.05	$78.81	$75.09
Franchised/Managed Hotels	$95.20	$92.99	$91.08	$88.33	$84.96
Total	$90.55	$88.73	$86.21	$83.02	$79.46
RevPAR
Company Owned Hotels	$55.54	$55.44	$54.95	$52.40	$48.36
Franchised/Managed Hotels	$65.91	$62.92	$62.15	$59.41	$54.61
Total	$60.75	$59.03	$58.23	$55.48	$51.14

(1)	This table treats the Previously Managed Portfolio as “Company Owned Hotels.” See “Basis of Presentation in this Annual Report on Form 10-K.”
(2)	During the second quarter of 2016, we converted all Mexico locations to the “LQ Hotel” trademark as the primary hotel identifier, with the “La Quinta” tag line.

Our owned hotel operations

Centralized corporate services for our owned hotels include marketing, global and regional sales, revenue management, accounting, finance, treasury, tax, information systems, construction and design, purchasing, legal, risk management, human resources and training.  During 2016, we reorganized our owned hotels leadership to include new levels of field support to provide additional operational leadership to our general managers. These regional and district managers are responsible for the oversight of day-to-day owned hotel operations, on-site guest experience, and certain regional and local financial and other operational metrics for their assigned hotels and areas.

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

Our general managers receive a comprehensive training program through LQUniversity, our nationally recognized training and development program. Our team of trainers has both training and operational experience. LQUniversity offers comprehensive training solutions to enable our owned hotels to operate more successfully and deliver on our “Here For You” guest experience. Many of these same programs are made available to franchisees.

We use target-driven operational budgets, prepared by our general managers, which are deployed after review with our senior management. Under the direction of our revenue management team, the hotel general managers, field leadership team and senior management continually review our room rates and price rooms based on the prevailing market conditions at each owned hotel. Each general manager can earn financial incentives based upon achieving favorable results in comparison to revenue and profit targets and upon achieving targeted goals in their RevPAR Index and Net Promoter scores for their respective hotel. Our Net Promoter Score, which measures a guest’s intent to recommend our brand, is calculated through guest satisfaction surveys that are conducted utilizing an independent market research company. These surveys provide guest feedback on each of our hotels. Financial incentives reward our general managers for improvements in Net Promoter Scores which are indicative of guest satisfaction levels. From time to time, we may adjust the labor model at specific hotels in order to help ensure consistent delivery of our guest experience. We believe this operating model and incentive program increase our general managers’ focus on operating efficient, well-maintained and profitable hotels and on delivering a “Here For You” guest experience.

Our franchising operations

Our franchising activities include franchising both newly constructed hotels and existing hotels converted to meet our brand standards. La Quinta Inn & Suites represents the current standard for La Quinta in the United States and Canada and has largely been the exclusive focus of franchise growth since 2007. Franchised hotels in Mexico, Central, and South America utilize the LQ Hotel primary trademark.  As of December 31, 2017, there were 585 open and operating franchised La Quinta lodging facilities in the United States, Canada, Mexico, Honduras and Colombia and a pipeline of 261 locations, each represented by an executed franchise agreement. Twenty-six of these properties are to be located in Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. The remaining properties are to be located throughout the United States, with 67 in Texas, 21 in California, 16 in Florida, 13 in New York, and the remaining 118 properties dispersed among 27 other states.

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

Franchising agreements and fees

A prospective franchisee is typically required to pay us a nonrefundable application fee of $5,000 when an application is made for a La Quinta franchise. We evaluate franchise applicants on the basis of their hotel operating experience and ability, financial resources strength and credit history, among other factors. Our current form of franchise agreement provides that approved franchise applicants will pay us an initial fee of $55,000, against which the application fee is credited, for up to 100 authorized guest rooms, plus $550 per guest room over 100. Historically, we have modified this initial fee to adapt to differing circumstances, such as the size and type of hotel facility, the location of the hotel site, and the experience and creditworthiness of the applicant. During our fiscal year ended December 31, 2017, franchisees were charged initial fees up to $57,200.  In certain instances, we determined to charge an initial fee below our standard initial fee based upon factors we determined sufficient to justify a reduced fee under the circumstances, such as size and type of the hotel facility, the location of the hotel site and the experience and creditworthiness of the applicant. Additionally, a franchisee may expand the number of guest rooms in a hotel with our approval, which generally requires payment of the then-standard per room initial fee per guest room. A franchisee may also transfer ownership of a hotel with our approval, which may require payment of a transfer fee.

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

Our franchise agreements for existing franchised hotels in the United States generally require a franchisee to pay a royalty fee of 4.0% of gross room revenues (as defined in the franchise agreement) during the first two years of operating under our brand and 4.5% of gross room revenues for all periods thereafter. Our current form of franchise agreement for newly franchised hotels in the United States requires a franchisee to pay a royalty fee of 4.5% of gross room revenues during the first two years of operating under our brand and 5.0% of gross room revenues for all periods thereafter. Under current agreements, after the first two years, a U. S. franchisee can receive a rebate of 0.5% of gross room revenues if, in any calendar year, the franchised hotel achieves superior results in guest satisfaction as measured and defined by results of surveys conducted by an independent market research firm. However, our current form of franchise agreement for newly franchised hotels outside of the United States does not include a royalty fee ramp up or rebates for guest satisfaction results. In addition to royalty fees, a franchisee generally pays, as a percentage of gross room revenues, a marketing fee of 2.5% for brand advertising and other promotional efforts and a reservation fee of 2.0% to support the cost of reservation services provided to the hotels. Franchisees also pay us other fees, such as fees to participate in our online LQConnect intranet, computer related fees, attend training programs and participate in our La Quinta Returns program. We also provide franchisees the option to purchase revenue management services for their hotel, at fees ranging from $700 to $1,600 per month depending on the size of the hotel and services provided.

Our franchise agreements generally have an initial term of 20 years, and, as of December 31, 2017, the average remaining term of our existing franchise contracts for open locations was approximately 14 years. We, and the franchisee, generally have a right to terminate the agreement on the tenth and fifteenth anniversary of the opening date of the franchised hotel and, if the hotel was converted from a competing brand, additionally on the fifth such anniversary. The franchisee may also terminate the agreement if the hotel is not meeting predetermined occupancy levels, which may, under certain circumstances, require payment of specified termination fees to us. Additionally, we have the right to terminate a franchise agreement if a franchisee fails to meet our quality standards or fulfill other contractual obligations, which may, under certain circumstances, require payment by the franchisee of specified liquidated damages to us. Since the inception of our franchising program, excluding temporary franchised locations, we have retained approximately 82% of our franchise properties and the majority of the terminations were initiated by us. During the fiscal year ended December 31, 2017, 15 franchise agreements for open locations terminated. All of these terminations were initiated by us. In addition, we had two temporary franchise agreements that terminated. The temporary franchise agreements were provided to owners of disposition properties (who were given the option to continue using the La Quinta brand while they transitioned to a new brand) which expired by their terms or were mutually terminated.

Franchising operations support

As of December 31, 2017, the average size of our franchised hotels is approximately 82 rooms. Before a franchised hotel opens, we inspect the hotel to confirm that it meets our quality specifications. Once a franchised hotel opens, we strive to provide continued sales support and operational assistance. Each franchised hotel must adhere to rigorous brand standards of design, maintenance and guest service and is inspected periodically by a franchise service director to assure that the franchised hotel adheres to our brand standards. Competition for franchise agreements, however, may require us to reduce the level of hotel improvements required for a particular hotel.

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

Our pipeline

As of December 31, 2017, we had a pipeline of 261 franchise agreements for future franchised hotels, representing approximately 24,500 rooms. Each hotel in our pipeline is represented by an executed franchise agreement for a term of 20 years following opening. Eighty-nine percent of our pipeline represents new construction and the remaining 11% represents the conversion of an existing hotel into a La Quinta-branded hotel. As of December 31, 2017, approximately 28% of the new construction and conversion of hotels in our pipeline had commenced. However, based on historical experience, while converted hotels in our pipeline can generally become operational between 12 to 18 months from the date of execution of the franchise agreement, and newly constructed hotels in our pipeline can generally become operational between 36 to 48 months from the date of execution of the franchise agreement, openings may be delayed, or abandoned, due to economic conditions, weather, construction and permit delays and other factors. Moreover, the commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing.

Additionally, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

As of December 31, 2015, 2016 and 2017 our pipeline numbered 228, 248 and 261 franchise agreements for franchised hotels, respectively. The size of our pipeline is a function of both the number of new agreements signed and the pace of opening hotels in the pipeline and, accordingly, will fluctuate over time. Moreover, we periodically evaluate our pipeline to determine whether to terminate any contracts and/or seek new franchisees in any particular locations. We opened 18% of the hotels in our pipeline as of the end of 2015 in 2016 and 14% of the hotels in our pipeline as of the end of 2016 in 2017.

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

Our international marketing efforts are intended to reinforce general brand awareness while targeting local market needs. A portion of the fees paid to the BMF by Mexico franchisees is allocated to a Mexico marketing program. Similarly, a portion of the marketing fees paid into the BMF by franchisees in other countries are utilized for marketing the brand in the geographic area in which the hotel is located.

We have also launched a system-wide military initiative that supports hiring of military veterans, community outreach, franchise growth, sourcing and La Quinta Returns loyalty program tiers geared towards the military community.

La Quinta Returns.  As of December 31, 2017, we had over 15 million members in our La Quinta Returns loyalty program, approximately three million of which we consider active members (which generally refers to our loyalty program members who earn or redeem La Quinta Returns points within the previous 18 months). We believe our loyalty program is favored by our members because of:

•

rapid accumulation of rewards, including free nights at La Quinta locations, free nights at thousands of resort properties worldwide, airline miles and credits, magazine subscriptions, and gift cards from national restaurant chains and retailers;

•	rapid achievement of Gold and Elite status, after as few as 10 nights in a calendar year;
•	instant Gold status for military personnel and their families; and
•

ability for Visa Card Holders to redeem their La Quinta Returns points anytime using their mobile phones for everyday purchases at over one million U.S. retail locations, including places like grocery stores, restaurants and coffee shops.

Our Returns program also helps expedite the reservation and check-in process and improves administrative efficiency of our reservation agents and front desk staff by providing a personal profile of each Returns member. This profile includes information such as email and mailing address and preferred method of payment that we use to market directly to Returns members.

The La Quinta Returns app makes booking and staying at La Quinta locations fast and easy for members and guests via the following features:

•	Instant Free Nights, which allows members with adequate points to walk into a property without an advanced reservation and redeem points for a free night instantly;
•	Mobile check out enables members to check out using the app; and
•	Mobile check in makes check in fast and easy and members can choose their room by using the app.

Our sales operation

Sales.  As of December 31, 2017, we employed a direct sales force consisting of approximately 110 professionals. The direct sales force consists of approximately 37 global sales managers, funded by the BMF, who call on Fortune 500 companies and mid-tier businesses to increase our corporate travel base. For the year ended December 31, 2017, corporate accounts, including government and military accounts, generated approximately 24% of system-wide consumed room revenues. These accounts typically have a significant number of travelers in the regions in which we operate and need a high volume of room-nights. Global sales managers also seek to increase room sales through inclusion in approved or preferred lodging lists of corporate travel managers and travel agencies operating on a national basis. We also maintain and continue to seek alliances with national travel and consumer organizations, such as AAA and AARP, and offer special rates or promotions to such organizations’ guests. In addition to the global effort, approximately 73 of our sales managers, funded by our owned hotels, are based in our regional markets. These sales managers’ efforts are tied to specific hotels. They target business in the surrounding markets of the hotels, as well as governmental agencies, hospitals and other organizations.

The following graph reflects the percentage of comparable system-wide consumed room revenues that is attributable to each of our internal and external distribution channels in 2017.

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

LQ internet & mobile (LQ.com).  We provide guests with the ability to shop and reserve rooms on the Internet through our brand website, www.LQ.com, and through mobile via the La Quinta Returns app and the LQ Instant Hold platform. The LQ Instant Hold feature permits our guests to use a mobile application to hold a room for up to four hours from any smart device by just entering a phone number. Our website and app provide guests with real-time information on each hotel through hotel micro-sites that contain Trip Advisor scores, location, descriptions, amenities, special promotions, rates and availability for each La Quinta hotel. Hotel photographs are prominently displayed on the hotel information pages along with dynamic maps and driving directions, information on nearby attractions and local weather information. Multiple search options are offered, including searches by city, attraction, zip code and trip routing from origin or destination.  Guests who book through LQ.com, our mobile site or our LQ Returns app can also take advantage of our innovative and industry-leading Ready For YouTM option and receive a notice on their smart devices that their room is ready for check in.

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

Certain pending applications by us for registrations of variations of our primary marks, including certain logo forms, were suspended by the USPTO pending resolution of litigation and related USPTO proceedings brought by us against the owners of a chain of hotels in Mexico called “Quinta Real.” After a trial on the merits in a federal court in Tucson in 2012, Quinta Real was generally prohibited from using the Quinta name to expand into the United States. The decision was appealed to the 9th Circuit U.S. Court of Appeals. In August 2014, the 9th Circuit U.S. Court of Appeals affirmed the finding of trademark infringement; however, the Court concluded that the district court did not provide a sufficient analysis balancing the equities in its decision to grant a permanent injunction and, therefore, remanded the case to district court for further analysis on that issue. The district court accepted additional evidence and legal arguments from the parties and in 2015 once again entered a permanent injunction in favor of La Quinta. Quinta Real appealed that decision. All briefs in the second appeal were filed and the 9th Circuit scheduled oral arguments in the case.  Rather than proceed to oral argument, Quinta Real dismissed its appeal and we have mutually dismissed the USPTO proceedings.   The injunction has become permanent, three of the suspended applications have proceeded to registration, three more have been published without opposition, and we expect these and the remaining pending applications will ultimately proceed to registration.

We consider all of our trademarks and the associated name recognition to be important to our business.

Our employees

As a service-oriented business, our employees are important to our success. Recruiting for general managers and corporate office employees is coordinated through our corporate human resources department. All owned hotel employees, including hourly employees, receive training through LQUniversity when hired as well as ongoing training to improve their skills. Our online training system provides consistent and effective orientation, training and testing across our brand. Prior to assuming responsibility for a hotel, our general managers participate in a comprehensive training program that emphasizes operations, hospitality, rate management, legal and risk management issues, interviewing, employee relations, training and budgeting. Within 120 days of hire, new managers also attend a one-week training program which is conducted at the Company’s headquarters which is focused on reinforcing the core competencies of the position as well as delivering excellence in product and service quality.

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

As of December 31, 2017, we employed 7,486 employees. Of these employees, 6,944 were full-time and 542 were part-time. Four hundred forty-six were employed as corporate associates and 7,040 were employed at our hotels. Our employees are not currently represented by labor unions, and we have never experienced an organized work stoppage. We believe that ongoing labor relations with our employees are good.

Competition

As of December 31, 2017 the U.S. hotel sector comprised approximately 55,255 hotels with approximately 5.2 million rooms. Of these rooms, approximately 70% were affiliated with a brand. The hotel industry is highly fragmented, with no one entity controlling a majority of hotel rooms in the U.S.

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

Seasonality and cyclicality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our quarterly results may be further adversely affected by the timing of certain of our marketing production expenditures. Further, the timing of opening of newly constructed or franchised hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

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

Corporate History

La Quinta Holdings Inc. was incorporated in Delaware on December 9, 2013. Through our predecessors, La Quinta was founded in San Antonio, Texas in 1968. From 1973 to January 2006, we operated as a public company. In January 2006, we were acquired by Blackstone. We completed our initial public offering in April 2014 and our common stock is listed on the NYSE under the symbol “LQ”. Our principal executive offices are located at 909 Hidden Ridge, Suite 600, Irving, Texas 75038, and our telephone number is (214) 492-6600.

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

Risks related to the pending Spin and Merger

The pending Spin of our owned real estate business and sale of our franchise and management business to Wyndham Worldwide are contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management, and may have a material adverse effect on us whether or not the transactions are completed.

On January 18, 2017, we announced a plan to pursue a separation into two stand-alone publicly traded companies of our real estate business and our franchise and management business. On January 17, 2018, the Registrant entered into the Merger Agreement and the Separation Agreement, pursuant to which the Registrant will Spin CorePoint Lodging and immediately thereafter Wyndham Worldwide will purchase our common stock for cash consideration. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without Wyndham Worldwide’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain our financial and other goals and may impact our financial condition, results of operations and cash flows. In addition, the pursuit of the Spin and the Merger and the preparation for the integration of our franchise and management business with Wyndham Worldwide and for the operation of CorePoint Lodging as an independent publicly-traded company may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.

We currently anticipate that we will affect the Spin and close the Merger during the second quarter of 2018, but we cannot be certain when or if the conditions for the Spin and Merger will be satisfied or waived. The Merger cannot be completed until the conditions of the Merger Agreement and Separation Agreement are satisfied or waived, including the adoption of the Merger Agreement by the holders of our common stock, the receipt of required antitrust and other regulatory approvals and the completion of the Spin. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed Merger. Instead, we will remain an independent public company and holders of our common stock will continue to own their shares of our common stock (whether or not we consummate the Spin).

Whether or not we complete the Spin and the Merger, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Spin and the Merger, including, among others, the following:

•

execution of the proposed Spin and Merger will require significant time and attention from management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the Spin and the Merger;
•

parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or alter their present business relationships with us;

•	we could be subject to litigation related to the proposed Spin and Merger, which could result in significant costs and expenses;

•

we will be required to pay significant costs and expenses relating to the Spin and the Merger, such as legal, accounting and other professional fees, whether or not the Spin and/or the Merger is completed;

•	having to forgo other opportunities in favor of the Spin and/or the Merger instead of pursuing such other opportunities that could be beneficial to the Company and/or CorePoint Lodging; and

•	we may experience negative reactions from the financial markets, particularly if we fail to complete the Spin and/or the Merger.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our common stock. In addition to the above risks, we may be required to pay to Wyndham Worldwide a termination fee of $37 million if the Merger Agreement is terminated under certain circumstances, including if our board of directors makes an adverse recommendation change in connection with the special meeting of stockholders.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin.

Although we believe that separating our real estate business from our franchise and management business will provide financial, operational, managerial and other benefits to us and our stockholders, the Spin may not provide results on the scope or scale we anticipate, and we may not realize any or all of the intended benefits. We will incur one-time costs and ongoing costs in connection with, or as a result of, the Spin, including costs of operating our real estate business as an independent, publicly-traded company. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits of the Spin or if our costs exceed our estimates, CorePoint Lodging could suffer a material adverse effect on its business, financial condition, results of operations and cash flows.

Following the Spin and the Merger, the aggregate value of the common stock of CorePoint Lodging and the consideration received for your shares of our common stock in the Merger may be less than the aggregate value at which the Company's common stock might have traded prior to such transactions.

The common stock of CorePoint Lodging that you may hold following the Spin, together with the consideration received for our shares in the Merger (or, should we proceed with the Spin but do not complete the Merger, the common stock of the Company following the Spin), may trade at an aggregate value less than the value at which the Company's common stock might have traded had the Spin and/or the Merger not occurred due to, among other factors, the expected or actual future performance of either CorePoint

Lodging or the management and franchise business and the future stockholder base and market for CorePoint Lodging’s and, if applicable, the Company's common stock.

The proposed separation could result in substantial tax liability to our stockholders.

If the Spin is completed as presently contemplated, each holder of our common stock would be treated as receiving shares of CorePoint Lodging in a taxable distribution and could be subject to substantial U.S. federal income tax liability.

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

We have a concentration of hotels in Texas, Florida and California. Specifically, as of December 31, 2017, approximately 41% of rooms in our system were located in Texas, Florida and California with approximately 25% of rooms in our system located in Texas. In addition, as of December 31, 2017, approximately 26% of our pipeline properties are to be located in Texas. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. Given our concentration of hotels in Texas, the downturn in the oil and gas industry has significantly affected demand in certain markets in Texas such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, earthquakes and tornados, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. For example, see “Part II—Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Hurricane Harvey and Hurricane Irma.” Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event.

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

Competition for franchise agreements

A primary component of our growth strategy entails increasing our system-wide portfolio of franchised hotels and further growing our franchise fee-based business. We compete for franchise agreements based primarily on brand name recognition and reputation, the room rate that can be realized, royalty fees charged and other contract terms. Some of our competitors may have substantially greater marketing and financial resources, greater brand distribution and awareness and/or offer greater financial incentives than we do. Other competitive factors for franchise agreements include relationships with hotel owners and investors, including institutional owners of multiple hotels, availability and affordability of financing, marketing support, reservation and e-

commerce system capacity and efficiency and the ability to make investments that may be necessary to obtain franchise agreements. The terms of our franchise agreements for each of our franchised hotels are also influenced by contract terms offered by our competitors, among other things. As a result, the terms of new franchise agreements in the future may not be as favorable as our current franchise agreements. For example, competition may require us to reduce or change fee structures, make greater use of key money or provide other financial incentives such as loans and guarantees to franchisees and/or reduce the level of hotel improvements required to conform to brand standards. In addition, if the availability of suitable locations for new hotels decreases, planning or other local regulations change or the availability or affordability of financing is limited, the supply of suitable hotels for franchising could be diminished. Additionally, an excess supply of hotel rooms or unfavorable borrowing conditions may discourage potential franchisees from expanding or constructing new hotels, thereby limiting a source of growth of the franchise fees received by us. Our franchise agreements generally restrict our ability to open a new owned or franchised hotel in a limited area near the franchised hotel, which can range from several city blocks in an urban area to several square miles in less populated areas. We may be prohibited from franchising or owning hotels in areas where opportunities exist due to these restrictions. If the hotels that we franchise perform less successfully than those of our competitors, if we are unable to offer terms as favorable as those offered by our competitors, or if the availability of suitable hotels is limited, our ability to compete effectively for new franchise agreements could be reduced. If we are unable to compete successfully for franchisees, our revenues or profits may decline.

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

As of December 31, 2017, we had a total of 261 franchised hotels in our pipeline, each of which is represented by an executed 20-year franchise agreement. Approximately 89% of the pipeline represents new construction, rather than the conversion of an existing hotel, and, as of December 31, 2017, approximately 28% of the conversions and new construction has commenced. The commitments of owners and developers with whom we have agreements are subject to numerous conditions, and the eventual development and construction of our pipeline not currently under construction is subject to numerous risks, including, in certain cases, the ability of the franchisee to obtain governmental and regulatory approvals and adequate financing. As a result, we cannot assure you that our entire pipeline will develop into new hotels. Any of these risks could have an adverse impact on the growth of our business and future operating results.

Our efforts to renovate, redevelop or develop our hotels could be delayed or become more expensive, which could reduce profits or impair our ability to compete effectively.

We must maintain and renovate our hotels to remain competitive, maintain the value and brand standards of these hotels and comply with applicable laws and regulations. From time to time, we evaluate our hotels to determine whether additional capital expenditures are required and will provide an acceptable return on investment. For example, in 2016 we undertook a review of our owned hotel portfolio to identify properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets. As a result of this review, we identified approximately 50 owned hotels on which we are making additional capital expenditures and we may identify additional hotels as part of our on-going review.

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

As of December 31, 2017, approximately 65% of our hotels were operated as franchised hotels. Our franchisees pay us a franchise fee and certain other fees pursuant to our franchise agreements. The viability of the franchising business depends on our ability to establish and maintain good relationships with our franchisees. Franchisees are focused on maximizing the value of their investment and working with a franchisor that can help them be successful in the ownership of their respective hotel investments. The value of our brand and the rapport that we maintain with our franchisees affect renewals of existing agreements and are important factors for potential franchisees considering doing business with us. Our relationships with franchisees generate additional hotel development opportunities that support growth. If we are unable to maintain good relationships with franchisees, we may be unable to renew existing franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional franchisees may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

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

We are subject to various risks associated with the collection, handling, storage and transmission of sensitive information, including risks related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as the risk that our systems collecting such information could be compromised. We collect and maintain information relating to our employees and guests for various business purposes, including managing our workforce and marketing and promotion purposes of our hotel business. Our various information technology systems enter, process, summarize and report such data, including credit card numbers and other personally identifiable information. A significant number of guest purchases are made using credit cards. Additionally, as of December 31, 2017, approximately 18.0% of our guest reservations are placed through our website, including through mobile devices and those reservations made via LQ Instant Hold. In order for our business to function successfully, we must be able to handle and transmit confidential information, including credit card information, securely.

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

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. We contract with such intermediaries and pay them various commissions and transaction fees for sales of our rooms through their system. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our business. Recently, bookings through internet travel intermediaries have been increasing. In 2016, such bookings represented 21.0% of our total bookings. In 2017, such bookings represented 23.8% of our total bookings. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from us or our franchisees. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Although our agreements with many hospitality intermediaries limit transaction fees for our hotels, there can be no assurance that we will be able to renegotiate these agreements upon their expiration with terms as favorable as the provisions that existed before the expiration, replacement or renegotiation. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

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

At December 31, 2017, 14 of our 585 franchised hotels were located outside of the United States, which represented approximately 2% of our total franchised hotels. As part of our strategic plan, we plan to increase the number of franchised hotels located outside of the United States in the coming years, with approximately 10% of our pipeline relating to hotels located outside the United States. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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

Eighteen of our owned hotels are either completely or partially on land subject to ground leases. If we are found to be in breach of a ground lease or ground sublease, such ground lease or sublease could be terminated. Assuming that we exercise all available options to extend the terms of our ground leases and ground subleases, all of our ground leases and ground subleases will expire between 2018 and 2096, one of which will expire in 2018. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease or ground sublease, as applicable, at the time that we exercise such options and/or the time such extension occurs, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases and ground subleases upon expiration or at satisfactory economic terms. If a ground lease or ground sublease expires or is terminated, we would be unable to derive income from such hotel, which could adversely affect us.

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

From January 2015 through December 2017, we sold 36 hotels.  Divestment of these hotels and future divestments of hotels will impact our revenue and EBITDA. In some circumstances, sales of hotels may result in losses. Upon a sale of hotels, we may become subject to contractual indemnity obligations, incur material losses, including impairment charges, or tax liabilities or, as a result of required debt repayment, face a shortage of liquidity.

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

In the normal course of our business, we are often involved in various legal proceedings. We cannot predict with certainty the cost of defense, the cost of prosecution or the ultimate outcome of these legal proceedings. Additionally, legal or governmental proceedings brought by or on behalf of franchisees, employees, stockholders or guests may adversely affect our financial results. On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. Plaintiff brings claims against us, certain of our current and former officers and certain current and former members of our board of directors on behalf of purchasers of our common stock pursuant to our March 24, 2015 secondary public offering (the “March Secondary Offering”) and on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”).  The lawsuit alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period. The plaintiff seeks unspecified compensatory damages and other relief. In addition, in recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants through adverse judgments or settlement agreements. Similar lawsuits have been and may be instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business. From time to time, we may also be engaged in lawsuits against franchisees. Similarly, we may from time to time institute legal proceedings on behalf of ourselves or others. The ultimate outcome of any such lawsuits or legal proceedings could cause us to incur substantial damages and expenses, which could have a material adverse effect on our business.

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

With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the “Act”), we are required to provide affordable coverage, as defined in the Act, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of benefits by some employers. Increased health care and insurance costs could have an adverse effect on our business, financial condition and results of operations.

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

We carry, and we require our franchisees to carry, insurance from insurance carriers that we believe is adequate for foreseeable first and third party losses and with terms and conditions that we believe are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we and our franchisees can obtain or restrict our or our franchisees’ ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we or our franchisees carry may not be sufficient to reimburse us in full for our losses or pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property loss, which could adversely affect our profits. For example, we estimate our gross property loss related to both hurricanes will be approximately $70 million, which includes estimates of insured and uninsured losses. In addition, we intend to file business interruption claims. In addition, risks that may fall outside the general coverage terms and limits of the policies and certain types of losses that are significantly uncertain, or generally of a catastrophic nature, such as hurricanes, earthquakes and floods or terrorist acts, may be uninsurable or not economically insurable. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, and we expect substantial increases in property insurance costs in 2018 and possibly future years due to the severe and widespread damage caused by the 2017 Atlantic hurricane season. If such losses or events occur, they could cause substantial damage to our hotels or our franchised hotels or the surrounding area, without any insurance coverage. Further, we and our franchisees may not be able to obtain or renew insurance policies or, if we or our franchisees are able to obtain or renew our coverage, it may be at a significantly higher cost than the historic cost.

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

Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intends to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  In January 2018, IRS Examination informed the Company’s representatives that the examination would be closed on a “no change” basis.

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

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations. See Note 2: “Basis of Presentation and Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

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

We have a significant amount of indebtedness. As of December 31, 2017, our total indebtedness was approximately $1.7 billion. Our substantial debt could have important consequences, including:

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

As of February 23, 2018, Blackstone beneficially owned approximately 30.0% of our common stock. Moreover, under our amended and restated bylaws and the stockholders’ agreement with Blackstone, we have agreed to nominate to our board individuals designated by Blackstone according to the following scale: (1) if  Blackstone continues to beneficially own at least 30% (but less than 40%) of our stock, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our stock, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (3) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our stock, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. We have two directors on our board who are current employees of Blackstone and two directors on our board who are retired employees of Blackstone. Although Blackstone does not own shares of our stock representing a majority of our total voting power, Blackstone is able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, Blackstone has and will continue to have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone may be able to influence whether or not a change of control of our Company or a change in the composition of our board of directors occurs. In addition, Blackstone may be engaged from time to time in discussions relating to dispositions of its holdings of our common stock, which could include the sale of a significant percentage to a single buyer. If such significant sale were to occur, the buyer could have influence over the management of our company, including through board representation. Any such concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

In addition, the sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. Pursuant to a registration rights agreement, we have granted our Sponsor the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represented approximately 30.0% of our outstanding common stock as of February 23, 2018. These shares also may be sold pursuant to Rule 144 under the Securities Act, subject to volume, manner of sale and other limitations under Rule 144. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We have reserved a total of 13,000,000 shares for issuance under our 2014 Omnibus Incentive Plan. As of February 23, 2018, 10.6 million shares of common stock remain available for future awards. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2014 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement will be available for sale in the open market.

In addition, in 2015, our board and stockholders approved the adoption of our 2015 Employee Stock Purchase Plan (the “ESPP”), and we reserved a total of 2,600,000 shares for issuance thereunder. We have filed a registration statement on Form S-8 under the Securities Act to register such shares and any shares purchased under our ESPP will be available for sale in the open market.

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

•	these provisions prohibit stockholder action by written consent unless such action is recommended in advance by all directors then in office;
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

As of December 31, 2017, we owned 317 hotels, representing 40,608 rooms. Three of these 317 hotels are held for sale as of December 31, 2017. Eighteen of our owned hotels are either completely or partially on land subject to ground leases. All of the remaining hotel properties and grounds are fully owned (except for a La Quinta Inn in New Orleans, Louisiana, which is owned by a joint venture in which we have a controlling interest).

Owned Hotels

State	Hotels	Number of Rooms
Texas	69	9,339
Florida	49	5,982
California	21	3,128
Colorado	15	1,892
Georgia	14	1,693
Louisiana	12	1,690
Arizona	11	1,421
North Carolina	10	1,298
Wisconsin	13	1,263
Illinois	8	1,097
Tennessee	8	988
Ohio	9	961
New Mexico	8	914
Alabama	6	737
South Carolina	5	674
Nevada	3	509
Massachusetts	4	504
New York	4	504
Utah	4	467
Arkansas	3	460
Indiana	4	441
Minnesota	2	420
Washington	3	419
Connecticut	3	411
New Jersey	2	407
Maryland	3	357
Missouri	3	327
Michigan	3	301
Virginia	2	265
Pennsylvania	2	239
Oklahoma	2	236
Nebraska	2	221
Vermont	2	185
Kentucky	1	129
Rhode Island	1	115
Kansas	1	106
Wyoming	1	105
Iowa	1	102
Mississippi	1	101
Maine	1	100
New Hampshire	1	100
	317	40,608

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

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in April 2018. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Market Information

Our common stock began trading publicly on the NYSE under the symbol “LQ” on April 9, 2014. As of February 23, 2018, there were approximately 157 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. The following table sets forth the high and low sales prices for our common stock as reported by the NYSE for the indicated periods:

	Stock Price
	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$13.50	$9.42
Second Quarter	$13.75	$10.25
Third Quarter	$12.79	$10.40
Fourth Quarter	$14.51	$9.73
Fiscal Year Ended December 31, 2017
First Quarter	$15.05	$11.76
Second Quarter	$15.39	$13.07
Third Quarter	$17.74	$14.21
Fourth Quarter	$18.57	$16.41

Dividends

We have no current plans to pay cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company, and have no direct operations, we will only be able to pay cash dividends from funds we receive from our subsidiaries.

We have not declared or paid any dividends on our common stock since consummation of the IPO.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number ( or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2017	1,469	$17.35	—	$—
November 1 through November 30, 2017	396	16.82	—	—
December 1 through December 31, 2017	113,224	18.45	—	—
Total	115,089	$18.43	—

(1)	All of these shares were repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s Amended and Restated 2014 Omnibus Incentive Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act.

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

Date	La Quinta Holdings Inc.	S&P 500	S&P Hotel
April 9, 2014	$100.00	$100.00	$100.00
December 31, 2014	128.86	109.97	120.59
December 31, 2015	79.50	109.17	122.98
December 31, 2016	83.00	119.58	129.32
December 31, 2017	107.83	142.81	189.34

This performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and shall not be deemed to be incorporated by reference into any filing of the Registrant under the Securities Act or Exchange Act.

Item 6.	Selected Financial Data

We derived the selected statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the selected statement of operations data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 from our consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results expected for any future period.

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

Additionally, prior to December 31, 2014, assets held for sale and the results of their operations have been classified as discontinued operations. As of December 31, 2017 2016, and 2015, three, five and 13 of our La Quinta-branded hotels and one restaurant parcel were classified as assets held for sale, respectively. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting under the current accounting standards.

The selected financial data below should be read together with the audited consolidated financial statements including the related notes thereto, and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data:
Revenues:
Room revenues	$819,547	$855,302	$887,358	$846,203	$757,699
Franchise and other fee-based revenues	114,600	106,468	100,069	89,718	79,180
Other hotel revenues	18,972	19,334	19,343	19,536	17,949
	953,119	981,104	1,006,770	955,457	854,828
Brand marketing fund revenues from franchised properties	27,511	25,150	23,204	21,481	19,065
Total revenues	980,630	1,006,254	1,029,974	976,938	873,893
Operating Expenses:
Direct lodging expenses	416,682	409,886	398,828	378,705	344,515
Depreciation and amortization	148,421	147,081	166,642	165,887	156,528
General and administrative expenses	142,938	115,715	125,697	149,894	82,343
Other lodging and operating expenses	56,180	62,281	63,513	56,984	56,068
Marketing, promotional and other advertising expenses	70,613	68,327	69,810	62,161	59,193
Impairment loss	1,178	104,258	50,121	5,157	—
(Gain) loss on sales	(3,665)	(4,908)	4,088	—	—
	832,347	902,640	878,699	818,788	698,647
Brand marketing fund expenses from franchised properties	27,511	25,150	23,204	21,481	19,065
Total operating expenses	859,858	927,790	901,903	840,269	717,712
Operating Income	120,772	78,464	128,071	136,669	156,181

	Years ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Other Income (Expenses):
Interest expense, net	(81,617)	(81,419)	(86,504)	(120,945)	(148,615)
Other income	1,416	2,345	7,632	3,261	1,048
Loss on extinguishment of debt, net	—	—	—	(2,030)	—
Total other expenses, net	(80,201)	(79,074)	(78,872)	(119,714)	(147,567)
Income (loss) from continuing operations before income taxes	40,571	(610)	49,199	16,955	8,614
Income tax benefit (expense)	111,556	(493)	(22,487)	(28,805)	(3,598)
Recognition of net deferred tax liabilities upon C-corporation conversion	—	—	—	(321,054)	—
Income (loss) from continuing operations, net of tax	152,127	(1,103)	26,712	(332,904)	5,016
Loss on discontinued operations, net of tax	—	—	—	(503)	(2,495)
Net Income (Loss)	$152,127	$(1,103)	$26,712	$(333,407)	$2,521
Net (Income) Loss Attributable to Noncontrolling Interests	(162)	(185)	(347)	(3,890)	1,455
Net Income (Loss) Attributable to the Company	$151,965	$(1,288)	$26,365	$(337,297)	$3,976
Basic earnings (loss) per share	$1.31	$(0.01)	$0.21	$(2.67)	$0.03
Diluted earnings (loss) per share	$1.30	$(0.01)	$0.20	$(2.67)	$0.03

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Cash and cash equivalents	140,849	160,596	86,709	109,857	33,412
Restricted cash	—	—	—	—	104,026
Total assets	2,953,096	2,892,523	2,985,844	3,179,773	3,161,711
Total debt (1)	1,687,961	1,699,950	1,712,099	1,859,511	2,712,163
Total equity	828,298	657,837	746,512	808,455	305,253

(1)	Includes current portion

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. For our Basis of Presentation, please see the information under the headings “Organization” and “Basis of Presentation and Use of Estimates” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Overview

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America.  Our system-wide portfolio, as of December 31, 2017, consisted of 902 hotels representing approximately 88,400 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras and Colombia, of which 317 hotels were owned and operated and 585 were franchised. We also have a pipeline of 261 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala, Chile and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, for the year ended December 31, 2017, we derived over 99% of our revenue from within the United States.

Recent developments

Spin of CorePoint Lodging and Merger Agreement with Wyndham Worldwide

On January 18, 2017, we announced we were pursuing the possibility of separating our real estate business from our franchise and management business.

On January 17, 2018, La Quinta Holdings Inc. and Wyndham Worldwide entered into a definitive agreement under which Wyndham Worldwide will acquire our hotel franchise and hotel management business for $1.95 billion in cash.  The acquisition is expected to close in the second quarter of 2018. Under the terms of the agreement, our stockholders will receive $16.80 per share in cash (after giving effect to the Reverse Stock Split, as defined below), and Wyndham Worldwide will repay approximately $715 million of our net debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin.  In connection with the Merger Agreement, on January 17, 2018, we entered into the Separation Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the Merger, we will, among other things, (i) effect a reclassification and combination of our common stock whereby each share of our common stock will be reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) convey our owned real estate assets and certain related assets and liabilities to CorePoint Lodging and, (iii) thereafter, distribute (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which will become a separate publicly traded company.  Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, Merger Sub will merge with and into the Registrant, with the Registrant continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and our common stock will be delisted from the NYSE.

The boards of directors of each of Wyndham Worldwide and La Quinta Holdings Inc. have approved the Merger Agreement. The Merger is subject to the approval of our stockholders, the completion of the Reverse Stock Split and the Spin and certain customary conditions. We may be required to pay to Wyndham Worldwide a termination fee of $37 million if the Merger Agreement is terminated under certain circumstances, including because our board of directors has made an adverse recommendation change in connection with the special meeting of stockholders.

There is no assurance that the Spin and/or the Merger will occur.  See “Risk Factors—Risks related to the pending Spin and Merger” in “Part I—Item 1A. Risk Factors.”

Financing in connection with the Spin and Merger

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Merger and Spin, CorePoint Lodging will make a cash payment to La Quinta of $983,950,000, subject to certain adjustments based on the actual amount of net indebtedness of the Company (as of immediately prior to the effective time of the Spin) and certain accrued but unpaid expenses incurred in connection with the Spin and the Merger, immediately prior to and as a condition of the Spin. The consummation of the Merger is subject to the consummation of the Spin.

On January 17, 2018, CorePoint Lodging received a binding commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”) pursuant to which, and subject to the conditions set forth therein, JPMorgan Chase Bank committed to provide a secured mortgage and, in certain circumstances mezzanine credit facility, in an aggregate principal amount of $1,035,000,000, and a $50,000,000 secured revolving credit facility. The ultimate funding by JPMorgan Chase Bank under the Commitment Letter is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to CorePoint Lodging and its subsidiaries and consummation of the Spin and the Merger.

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many franchised and owned hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. As it relates to our franchised hotels, the primary impact was on the amount of fees we collected from our franchisees during such quarter, as these fees are typically revenue based.  As it relates to our owned hotels, the storms impacted and will continue to impact in the near term, our owned hotel revenues, expenses and gains and losses, as we are the owner/operator of these hotels. Hurricanes Harvey and Irma had a meaningful impact on our business in the third and fourth quarters. We are working to reopen the hotels and to restore the out-of-order rooms to service as quickly as possible.  As of February 28, 2018, approximately five percent of our owned rooms remain out of service due to hurricane damage.

We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

Strategic Priorities

Beginning in 2016 and continuing in 2017, the Company has focused on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a continuous review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying, testing, and implementing enhancements to the hotel operating model for our owned hotels, and (3) enhancing the La Quinta Returns loyalty program.  Possible outcomes from the review of our owned hotel portfolio include, but are not limited to, improving and/or repositioning a hotel through a significant renovation, determining a hotel is appropriately positioned within its market, or disposing of a hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development. This review of our owned hotel portfolio has identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

These significant renovations commenced in the fourth quarter of 2016, with start and completion dates for these projects occurring throughout 2017 and 2018. As of December 31, 2017, 27 of these hotel renovations have been substantially completed.

If a decision is made to dispose of a hotel or groups of hotels, we expect that our revenue and Adjusted EBITDA from owned hotels will decrease and that decrease may be material. Additionally, a decision to dispose of a hotel or groups of hotels may result in an impairment charge related to the reduced holding period of the hotels.

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
•

Franchise and management —This segment derives its earnings primarily from fees earned under various license and franchise and management hotel agreements relating to our owned and franchised hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. We do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Franchise agreements with our owned hotels provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of net owned, franchised and managed hotels as of December 31, 2017, 2016 and 2015.

	As of December 31,
	2017	2016	2015
Number of Hotels in Operation:
Owned Hotels (1)	317	322	341
Franchised Hotels (2)	585	566	545
Total Owned and Franchised Hotels	902	888	886
(1)

Owned Hotels as of December 31, 2017, 2016 and 2015 includes 18 properties that are subject to ground leases; we include these 18 properties as “Owned Hotels” throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Owned Hotels also includes one hotel owned via a joint venture in which we have a controlling interest. As of December 31, 2017, 2016 and 2015, Owned Hotels includes three, five and 13 hotels designated as assets held for sale, which are subject to definitive purchase agreements, respectively.

(2)

As of December 31, 2017, 2016 and 2015, Franchised Hotels includes three, five and one hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

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

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2017, 2016 and 2015. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

•

Brand marketing fund revenues from franchised properties. These revenues represent the fees collected from our franchised hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised properties in our consolidated statements of operations, resulting in no impact to continuing operating (loss) income or net (loss) income.

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

Activities in the oil and gas industry over the past few years have significantly affected demand in markets defined by STR, a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and additional acceleration or deceleration of activities in this industry could further affect our business in those markets.

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

•

Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised properties in our consolidated statements of operations, resulting in no impact to operating income or net income.

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

•

Of the 902, 888 and 886 hotels in our system as of December 31, 2017, 2016 and 2015, respectively, 805, 788 and 798 have been classified as comparable hotels for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Year ended December 31, 2017	Variance 2017 vs. 2016		Year ended December 31, 2016	Variance 2016 vs. 2015		Year ended December 31, 2015
Occupancy	67.1%	81	bps	66.5%	-100	bps	67.5%
ADR	$90.55	1.7%		$88.73	1.5%		$86.21
RevPAR	$60.75	2.9%		$59.03	0.0%		$58.23

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Year ended December 31, 2017	Net Change	Year ended December 31, 2016	Net Change	Year ended December 31, 2015
RevPAR Index (1)	95.6%	138 bps	94.3%	-55 bps	94.8%
(1)	Information based on the STR competitive set of hotels existing as of December 31, 2017

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

We anticipate growth in our Franchise segment, driven both by improvements in performance at our existing franchised hotels and by increases in the number of franchised hotels in our system based on our pipeline and plans to grow our franchise business. In recent years, we have made significant progress in executing our strategic priorities, including the expansion of our footprint through our franchise business. From December 31, 2016 to December 31, 2017, our total number of owned and franchised La Quinta hotels has grown from 888 to 902, with franchised hotels increasing from 566 to 585. At December 31, 2016, our pipeline numbered 248 hotels, or approximately 23,100 rooms, and has grown to 261 hotels, or approximately 24,500 rooms, in our pipeline at December 31, 2017, while we have opened a net total of 19 hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 28% of the conversions and new construction projects have commenced as of December 31, 2017. However, should our franchisees experience difficulty in securing financing for their franchise or a decline in demand for hotel rooms, our pipeline may be adversely affected, resulting in delays in the opening of new hotels or decreases in the number of future properties that we could potentially franchise. Although there is no significant cost to us associated with our pipeline, because revenues from franchised hotels are principally derived from franchise fees rather than room rentals, as we grow our system by increasing the number of franchised hotels, our revenues and expenses will increase at a significantly slower rate than if we were growing our system through an increase in number of owned hotels.

Year ended December 31, 2017 compared with year ended December 31, 2016

In 2017, on a system-wide comparable hotels basis, we experienced an increase in ADR, occupancy and RevPAR compared to the year ended December 31, 2016.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the year ended December 31, 2017 and 2016, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended December 31, 2017 and 2016, including the amount and percentage change in these results between the periods (for additional information about quarterly periods, see Note 18: “Selected Quarterly Financial Information” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, included elsewhere in this report):

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2017	2016	$ change	% change
Revenues
Room revenues	$819,547	$855,302	$(35,755)	(4.2)
Franchise and other fee-based revenues	114,600	106,468	8,132	7.6
Other hotel revenues	18,972	19,334	(362)	(1.9)
	953,119	981,104	(27,985)	(2.9)
Brand marketing fund revenues from franchised properties	27,511	25,150	2,361	9.4
Total Revenues	980,630	1,006,254	(25,624)	(2.5)
Operating Expenses
Direct lodging expenses	416,682	409,886	6,796	1.7
Depreciation and amortization	148,421	147,081	1,340	0.9
General and administrative expenses	142,938	115,715	27,223	23.5
Other lodging and operating expenses	56,180	62,281	(6,101)	(9.8)
Marketing, promotional and other advertising expenses	70,613	68,327	2,286	3.3
Impairment loss	1,178	104,258	(103,080)	(98.9)
Gain on sales	(3,665)	(4,908)	1,243	(25.3)
	832,347	902,640	(70,293)	(7.8)
Brand marketing fund expenses from franchised properties	27,511	25,150	2,361	9.4
Total Operating Expenses	859,858	927,790	(67,932)	(7.3)
Operating Income	120,772	78,464	42,308	53.9
Other Income (Expenses)
Interest expense, net	(81,617)	(81,419)	(198)	0.2
Other income	1,416	2,345	(929)	(39.6)
Total Other Expenses, Net	(80,201)	(79,074)	(1,127)	1.4
Income (Loss) Before Income Taxes	40,571	(610)	41,181	NM	(1)
Income tax benefit (expense)	111,556	(493)	112,049	NM	(1)
Net Income (Loss)	152,127	(1,103)	153,230	NM	(1)
Net Income Attributable to Noncontrolling Interests	(162)	(185)	23	(12.4)
Net Income (Loss) Attributable to La Quinta Holdings’ stockholders	$151,965	$(1,288)	$153,253	NM	(1)
(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	For the three months ended December 31, 2017	Variance three months ended December 31, 2017 vs. 2016		Year ended December 31, 2017	Variance Year ended December 31, 2017 vs. 2016
Owned hotels
Occupancy	58.9%	-185	bps	64.9%	-58	bps
ADR	$82.01	1.1%		$85.53	1.1%
RevPAR	$48.33	-2.0%		$55.54	0.2%
Franchised hotels
Occupancy	66.2%	288	bps	69.2%	218	bps
ADR	$91.83	3.4%		$95.20	2.0%
RevPAR	$60.79	8.1%		$65.91	5.3%
System-wide
Occupancy	62.6%	53	bps	67.1%	81	bps
ADR	$87.24	2.5%		$90.55	1.7%
RevPAR	$54.60	3.4%		$60.75	2.9%

Revenues

Owned hotels

As of December 31, 2017, we owned 317 hotels, comprising approximately 40,600 rooms, located in the United States. Room revenues at our owned hotels for the years ended December 31, 2017 and 2016 totaled $819.5 million and $855.3 million, respectively. The decrease of $35.8 million, or 4.2 percent, was primarily driven by the loss of room availability of approximately 3,000 rooms in Florida for the last four months of 2017 as a result of Hurricane Irma as well as the sale of five owned hotels between the periods and RevPAR at our comparable owned hotels increased 0.2 percent for the year ended December 31, 2017 over the prior year. The decrease in RevPAR was driven by 58 basis point decrease in occupancy offset by an increase in ADR of 1.1 percent. Excluding the impact of the owned hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 4.4 percent for the year ended December 31, 2017.

Other hotel revenues at our owned hotels totaled $19.0 million and $19.3 for years ended December 31, 2017 and 2016, respectively. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of December 31, 2017, we had 585 franchised hotels, comprising approximately 47,800 rooms, located in the United States, Canada, Mexico, Honduras and Colombia. Franchise and other fee-based revenues for the years ended December 31, 2017 and 2016 totaled $114.6 million and $106.5 million, respectively. The increase of $8.1 million, or 7.6 percent, was primarily driven by a net increase of 19 hotels to our franchise system from December 31, 2016 to December 31, 2017 and an increase in RevPAR at our comparable franchised hotels of 5.3 percent, which was due to an increase in ADR of 2.0 percent, and an increase in occupancy of 218 basis points.

Operating expenses

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Direct lodging expenses	$416.7	$409.9	1.7
Other lodging and operating expenses	56.2	62.3	(9.8)

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $472.9 million and $472.2 million, for the years ended December 31, 2017 and 2016, respectively, resulting in an increase of $0.7 million, or 0.1 percent. These expenses increased primarily due to increases in salaries (including hourly wages) and benefits, contract labor and increased travel agency commission costs due to increased volume driven through third party online travel agencies, such as Expedia.com, Booking.com, and TripAdvisor. These increases were partially offset by lower insurance provisions at the property level. Additionally, the Company realized a decrease in expenses as a result of five fewer hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2016 and to reductions in utility costs, repairs and maintenance and supplies.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Depreciation and amortization	$148.4	$147.1	0.9

Depreciation and amortization expense for our owned hotels totaled $148.4 million and $147.1 million, respectively, for the years ended December 31, 2017 and 2016. The increase of $1.3 million, or 0.9 percent was primarily due to a $73.7 million increase in capital expenditures between December 31, 2016 and December 31, 2017, which drove additional depreciation on certain owned assets in 2017. This increase was partially offset by a decrease of five hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2016 and the suspension of depreciation for assets held for sale.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
General and administrative expenses	$142.9	$115.7	23.5

General and administrative expenses totaled $142.9 million and $115.7 million, respectively, for the years ended December 31, 2017 and 2016. General and administrative expenses increased for the year ended December 31, 2017 compared to December 31, 2016, primarily as a result of $26.6 million of costs associated with the Spin and Merger. Additionally, corporate salaries and benefits, including healthcare, corporate bonus and stock based compensation increased for the year ended December 31, 2017. These increases were partially offset by decreases in severance expense.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Marketing, promotional and other advertising expenses	$70.6	$68.3	3.3

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $70.6 million and $68.3 million, respectively, for the years ended December 31, 2017 and 2016. The increase of $2.3 million, or 3.3 percent, was primarily driven by increased spending in broadcast and online media in order to enhance brand awareness and bookings. These increases were partially offset by a decrease in advertising production costs. In addition, we spent $27.5 million and $25.2 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the years ended December 31, 2017 and 2016, respectively which increased due to more funds being available to spend in the BMF.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Impairment loss	$1.2	$104.3	(98.9)

During 2017, we determined that the long lived assets associated with one of our owned hotels were partially impaired due to economic conditions and we recorded an impairment charge of $1.0 million. Subsequently in 2017, we entered into an agreement to sell this hotel and recorded an additional impairment charge of approximately $0.2 million to adjust the value of these assets to fair value, less estimated transaction costs.

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

Additionally during 2016, as part of the strategic review of our owned hotel portfolio, approximately 50 hotels were identified as possible candidates for sale in the near-term. After considering the reduced estimated holding period for these hotels, we determined that the estimated cash flows were less than the carrying value of these certain hotels and therefore we reduced the carrying values to their estimated fair value. This resulted in an impairment charge of approximately $80.4 million.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Gain on sales	$(3.7)	$(4.9)	(25.3)

During the year ended December 31, 2017, we sold five of our owned hotels and a restaurant parcel for a gain of approximately $3.7 million. Four of these hotels were identified as held for sale in 2016 and included in assets held for sale as of December 31, 2016. One additional property was classified as held for sale in the first quarter of 2017 with the sale closing in the fourth quarter of 2017.

During the year ended December 31, 2016, we sold 19 of our owned hotels for a gain of approximately $4.9 million. Of this group of hotels, 13 hotels were from the 24 hotels marked as held for sale in the third quarter of 2015.

Other Income (Expenses)

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Interest expense, net	$81.6	$81.4	0.2

Interest expense, net, totaled $81.6 million and $81.4 million for the years ended December 31, 2017 and 2016, respectively. The increase of $0.2 million, or 0.2 percent, was driven by primarily by an increase in our interest rate, which is based on LIBOR. This increase was partially offset by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and an increase in interest income.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Other income	$1.4	$2.3	(39.6)

Other income totaled $1.4 million and $2.3 million, respectively, for the years ended December 31, 2017 and 2016. The decrease of $0.9 million is primarily due a decrease in amount of business interruption insurance proceeds we received.

	Year Ended December 31,		Percent change
(in millions)	2017	2016	2017 vs. 2016
Income tax benefit (expense)	$111.6	$(0.5)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

The company recorded an income tax benefit of approximately $111.6 million and an income tax expense of $0.5 million, respectively, for the years ended December 31, 2017 and 2016. The decrease of $112.1 million, is primarily due to provisional amounts recorded for the re-measurement of U.S. deferred tax assets and liabilities at lower enacted corporate tax rates, with adjustments to our deferred tax liabilities on fixed assets and trademarks being the most substantial. The provisional deferred tax benefit is partially offset by costs relating to the pending separation of our franchise and management business from our owned real estate assets that are not deductible for income tax purposes.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 17: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2017, 2016 and 2015, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net income (loss). For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
(in thousands)	2017	2016
Revenues
Owned Hotels	$842,950	$879,653
Franchise and Management (1)	118,516	116,806
Segment revenues	961,466	996,459
Other fee-based revenues from franchise properties	27,511	25,150
Corporate and other (2)	124,970	124,757
Intersegment elimination (3)	(133,317)	(140,112)
Total revenues	$980,630	$1,006,254
Adjusted EBITDA
Owned Hotels	$250,344	$279,536
Franchise and Management	118,516	116,806
Segment Adjusted EBITDA	368,860	396,342
Corporate and other	(41,988)	(35,964)
Adjusted EBITDA	$326,872	$360,378

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $68.2 million and $71.5 million for the years ended December 31, 2017 and 2016, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $133.3 million and $140.1 million for the years ended December 31, 2017 and 2016, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased primarily driven by a decrease of five hotels in the owned hotel portfolio in comparison to the hotels owned at December 31, 2016 and the reduced room availability in the last four months of 2017 in Florida as a result of Hurricane Irma. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. Our Owned Hotels segment’s Adjusted EBITDA decrease is a result of decreased Owned Hotels segment revenues of approximately $36.7 million and an increase in direct lodging expenses of $6.8 million, partially offset by decreases in other lodging and operating expenses of $6.1 million. Refer to “Operating expenses—Owned hotels” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise hotels segment revenues increased by $1.7 million primarily as a result of the net addition of 19 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 5.3 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise segment revenues.

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

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the year ended December 31, 2016 and 2015, including the amount and percentage change in these results between the periods:

	Year ended December 31,		Increase/(Decrease)
(in thousands)	2016	2015	$ change	% change
Revenues
Room revenues	$855,302	$887,358	$(32,056)	(3.6)
Franchise and other fee-based revenues	106,468	100,069	6,399	6.4
Other hotel revenues	19,334	19,343	(9)	(0.0)
	981,104	1,006,770	(25,666)	(2.5)
Brand marketing fund revenues from franchised properties	25,150	23,204	1,946	8.4
Total Revenues	1,006,254	1,029,974	(23,720)	(2.3)
Operating Expenses
Direct lodging expenses	409,886	398,828	11,058	2.8
Depreciation and amortization	147,081	166,642	(19,561)	(11.7)
General and administrative expenses	115,715	125,697	(9,982)	(7.9)
Other lodging and operating expenses	62,281	63,513	(1,232)	(1.9)
Marketing, promotional and other advertising expenses	68,327	69,810	(1,483)	(2.1)
Impairment loss	104,258	50,121	54,137	NM	(1)
(Gain) loss on sales	(4,908)	4,088	(8,996)	NM	(1)
	902,640	878,699	23,941	2.7
Brand marketing fund expenses from franchised properties	25,150	23,204	1,946	8.4
Total Operating Expenses	927,790	901,903	25,887	2.9
Operating Income	78,464	128,071	(49,607)	(38.7)
Other Income (Expenses)
Interest expense, net	(81,419)	(86,504)	5,085	(5.9)
Other income	2,345	7,632	(5,287)	(69.3)
Total Other Expenses, Net	(79,074)	(78,872)	(202)	0.3
(Loss) Income Before Income Taxes	(610)	49,199	(49,809)	NM	(1)
Income tax expense	(493)	(22,487)	21,994	(97.8)
Net (Loss) Income	(1,103)	26,712	(27,815)	NM	(1)
Net Income Attributable to Noncontrolling Interests	(185)	(347)	162	(46.7)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(1,288)	$26,365	$(27,653)	NM	(1)
(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Year ended December 31, 2016	Variance 2016 vs. 2015
Owned hotels
Occupancy	65.5%	-185	bps
ADR	$84.68	2.1%
RevPAR	$55.44	-0.7%
Franchised hotels
Occupancy	67.7%	-8	bps
ADR	$92.99	0.9%
RevPAR	$62.92	0.7%
System-wide
Occupancy	66.5%	-100	bps
ADR	$88.73	1.5%
RevPAR	$59.03	0.0%

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

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 17: “Segments” in the consolidated financial statements of La Quinta Holdings Inc. as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, included elsewhere in this report. Refer to those financial statements for a reconciliation of Adjusted EBITDA to net (loss) income. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
(in thousands)	2016	2015
Revenues
Owned Hotels	$879,653	$911,491
Franchise and Management (1)	116,806	114,610
Segment revenues	996,459	1,026,101
Other fee-based revenues from franchise properties	25,150	23,204
Corporate and other (2)	124,757	126,469
Intersegment elimination (3)	(140,112)	(145,800)
Total revenues	$1,006,254	$1,029,974
Adjusted EBITDA
Owned Hotels	$279,536	$314,278
Franchise and Management	116,806	114,610
Segment Adjusted EBITDA	396,342	428,888
Corporate and other	(35,964)	(34,846)
Adjusted EBITDA	$360,378	$394,042

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

Liquidity and capital resources

Overview

As of December 31, 2017, we had total cash and cash equivalents of $140.8 million. Our liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, and other purchase commitments.

Concurrently with the consummation of the IPO, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The new credit agreement provides for senior secured credit facilities consisting of a $2.1 billion senior secured term loan facility, which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement. In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter, we established the related net deferred tax liability on our books equal to $321.1 million. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, reducing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 and will continue through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We believe it is more likely than not the benefit from the federal NOLs will not be realized.

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

The following table summarizes our net cash flows:

	As of and for the year ended December 31,			Percent Change
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net cash provided by operating activities	$182.1	$264.4	$284.6	(31.1)	(7.1)
Net cash used in investing activities	(181.0)	(70.8)	(48.4)	NM	46.3
Net cash used in financing activities	(20.8)	(119.7)	(259.3)	(82.6)	(53.8)

Our ratio of current assets to current liabilities was 1.15 and 1.36 as of December 31, 2017 and 2016, respectively.

Operating activities

Net cash provided by operating activities was $182.1 million for the year ended December 31, 2017, compared to $264.4 million for the year ended December 31, 2016. The $82.3 million decrease was primarily driven by decreased operating income prior to the reduction for equity based compensation and the impairment loss. The change period over period also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Net cash provided by operating activities was $264.4 million for the year ended December 31, 2016, compared to $284.6 million for the year ended December 31, 2015. The $20.2 million increase was primarily driven by increased operating income prior to the reduction for equity based compensation and the impairment loss. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities during the year ended December 31, 2017 was $181.0 million, compared to net cash used in investing activities of $70.8 million during the year ended December 31, 2016. The $110.2 million increase in cash used in investing activities was primarily due to an increase of $73.7 million of capital expenditures driven by increased renovations of our owned properties and a decrease of $38.5 million in proceeds from the sale of owned assets during 2017 as compared to 2016.

Net cash used in investing activities during the year ended December 31, 2016 was $70.8 million, compared to net cash used in investing activities of $48.4 million during the year ended December 31, 2015. The $22.4 million increase in cash used in investing activities was primarily an increase of $51.8 million of capital expenditures driven by increased renovations of our owned properties, which was partially offset by an increase in proceeds from the sale of owned assets during 2016.

Financing activities

Net cash used in financing activities during the year ended December 31, 2017 was $20.8 million, compared to $119.7 million during the year ended December 31, 2016. The $98.9 million decrease in cash used in financing activities was primarily attributable to share repurchases in the prior year.

Net cash used in financing activities during the year ended December 31, 2016 was $119.7 million, compared to $259.3 million during the year ended December 31, 2015. The $139.6 million decrease in cash used in financing activities was primarily attributable to prior period voluntary principal payments of long-term debt totaling $135.0 million.

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

During the years ended December 31, 2017 and 2016, we invested approximately $217.5 million and $143.8 million in capital expenditures, respectively. The increase was a result of the Company’s strategic initiative to drive consistency in our product.

During the years ended December 31, 2016 and 2015, we incurred capital expenditures of approximately $143.8 million and $92.0 million, respectively. The increase in capital expenditures is primarily related to increased spending of investment capital and funds to recover from natural and other disasters related to our owned hotels.

We currently consider a spending level of approximately 8.5-9.0% of the year’s total annual revenues for capital expenditures to be required for maintenance and repair in the ordinary course of operations, as well as cycle renovations and ongoing maintenance of our technology infrastructure to keep it current and operational. These levels do not reflect additional capital expenditures we may elect to make to, among other reasons, maintain or improve our competitive position or construct or acquire new hotels.  We currently intend to complete significant additional capital investments started in late 2016 focused on accelerating renovations of our owned hotels and investing in technology innovation to enhance our guest experience.

As of December 31, 2017, we had outstanding commitments under capital expenditure contracts of approximately $51.2 million for capital expenditures at certain owned hotels and for information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

The senior secured credit facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under the senior secured credit facilities and actions permitted to be taken by a secured creditor. As of December 31, 2017, we were in compliance with all covenants under the senior secured credit facilities.

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

Contractual obligations

The following table summarizes our significant contractual obligations as of December 31, 2017:

(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$1,708	$18	$35	$1,655	—
Interest on long-term debt (2)	263	82	146	35	—
Operating and ground leases	124	5	9	10	100
Purchase commitments (3)	51	51	—	—	—
Total contractual obligations	$2,146	$156	$190	$1,700	$100

(1)	Long-term debt obligation excludes the deduction of debt issuance costs of $14.4 million and includes the unamortized portion of the original issue discount of $5.3 million.
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

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: “Significant Accounting Policies and Recently Issued Accounting Standards” in the audited consolidated financial statements included elsewhere in this report, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations.

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

We had approximately $18.9 million of guest loyalty liability as of December 31, 2017. Changes in the estimates used in developing our breakage rate could result in a material change to our loyalty liability. Currently, a 10% decrease to the breakage estimate used in determining future award redemption obligations would increase our loyalty liability by approximately $3.0 million.

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

                On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

See Note 12: “Income Taxes” in the audited consolidated financial statements included elsewhere in this report.

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

Interest rate risk

We are exposed to interest rate risk under our credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 0.72 percent per annum at December 31, 2016 to 1.56 percent at December 31, 2017. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total estimated fair value as of December 31, 2017 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period							Fair
	2018	2019	2020	2021	2022	Thereafter	Total	value
Term Facility	$17.5	$17.5	$17.5	$1,635.5	$-	$-	$1,688.0	$1,705.6
Weighted average interest rate (1)							4.547%

(1)	Weighted average interest rate as of December 31, 2017, which includes the effect of the interest rate swap.

Refer to our Note 9: “Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of La Quinta Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2018

We have served as the Company’s auditor since 2006.

La Quinta Holdings Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

	2017	2016
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$140,849	$160,596
Accounts receivable, net of allowance for doubtful accounts of $4,296 and $4,022	66,183	45,337
Assets held for sale	8,706	29,544
Other current assets	12,015	9,943
Total Current Assets	227,753	245,420
Property and equipment, net of accumulated depreciation	2,506,523	2,456,780
Intangible assets, net of accumulated amortization	175,982	177,002
Other non-current assets	42,838	13,321
Total Non-Current Assets	2,725,343	2,647,103
Total Assets	$2,953,096	$2,892,523
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	48,757	38,130
Accrued expenses and other liabilities	59,587	64,581
Accrued payroll and employee benefits	52,113	38,467
Accrued real estate taxes	20,782	21,400
Total Current Liabilities	198,753	180,092
Long-term debt	1,670,447	1,682,436
Other long-term liabilities	21,833	29,130
Deferred tax liabilities	233,765	343,028
Total Liabilities	2,124,798	2,234,686
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of December 31, 2017 and 2016	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at December 31, 2017 and 2016, 132,478,073 shares issued and 117,345,996 shares outstanding as of December 31, 2017 and 131,750,715 shares issued and 116,790,470 shares outstanding as of December 31, 2016	1,325	1,318
Additional paid-in-capital	1,181,639	1,165,651
Accumulated deficit	(144,041)	(296,006)
Treasury stock at cost, 15,132,077 shares at December 31, 2017 and 14,960,245 shares at December 31, 2016	(212,461)	(209,523)
Accumulated other comprehensive loss	(760)	(6,372)
Noncontrolling interests	2,596	2,769
Total Equity	828,298	657,837
Total Liabilities and Equity	$2,953,096	$2,892,523

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands, except per share data)
REVENUES:
Room revenues	$819,547	$855,302	$887,358
Franchise and other fee-based revenues	114,600	106,468	100,069
Other hotel revenues	18,972	19,334	19,343
	953,119	981,104	1,006,770
Brand marketing fund revenues from franchised properties	27,511	25,150	23,204
Total Revenues	980,630	1,006,254	1,029,974
OPERATING EXPENSES:
Direct lodging expenses	416,682	409,886	398,828
Depreciation and amortization	148,421	147,081	166,642
General and administrative expenses	142,938	115,715	125,697
Other lodging and operating expenses	56,180	62,281	63,513
Marketing, promotional and other advertising expenses	70,613	68,327	69,810
Impairment loss	1,178	104,258	50,121
(Gain) loss on sales	(3,665)	(4,908)	4,088
	832,347	902,640	878,699
Brand marketing fund expenses from franchised properties	27,511	25,150	23,204
Total Operating Expenses	859,858	927,790	901,903
Operating Income	120,772	78,464	128,071
OTHER INCOME (EXPENSES):
Interest expense, net	(81,617)	(81,419)	(86,504)
Other income	1,416	2,345	7,632
Total Other Expenses	(80,201)	(79,074)	(78,872)
Income (Loss) Before Income Taxes	40,571	(610)	49,199
Income tax benefit (expense)	111,556	(493)	(22,487)
NET INCOME (LOSS)	152,127	(1,103)	26,712
Less: net income attributable to noncontrolling interests	(162)	(185)	(347)
Net Income (Loss) attributable to La Quinta Holdings’ stockholders	$151,965	$(1,288)	$26,365
Earnings (loss) per share:
Basic earnings (loss) per share	$1.31	$(0.01)	$0.21
Diluted earnings (loss) per share	$1.30	$(0.01)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2017, 2016, and 2015

	2017	2016	2015
	(in thousands)
NET INCOME (LOSS)	$152,127	$(1,103)	$26,712
Cash flow hedge adjustment, net of tax	5,612	1,064	(4,309)
COMPREHENSIVE NET INCOME (LOSS)	157,739	(39)	22,403
Comprehensive net income attributable to noncontrolling interests	(162)	(185)	(347)
Comprehensive net income (loss) attributable to La Quinta Holdings’ Stockholders	$157,577	$(224)	$22,056

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017, 2016 and 2015

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance as of January 1, 2015	130,695,274	$1,307	$(1,532)	$1,129,815	$(321,083)	$(3,127)	$3,075	$808,455
Net income	—	—	—	—	26,365	—	347	26,712
Distributions	—	—	—	—	—	—	(522)	(522)
Equity-based compensation	194,818	3	—	22,340	—	—	—	22,343
Repurchase of common stock	(6,587,774)	—	(106,167)	—	—	—	—	(106,167)
Cash flow hedge adjustment	—	—	—	—	—	(4,309)	—	(4,309)
Balance as of December 31, 2015	124,302,318	$1,310	$(107,699)	$1,152,155	$(294,718)	$(7,436)	$2,900	$746,512
Net (loss) income	—	—	—	—	(1,288)	—	185	(1,103)
Distributions	—	—	—	—	—	—	(316)	(316)
Equity-based compensation	828,869	8	—	14,163	—	—	—	14,171
Tax deficit related to equity comp (APIC Pool)	—	—	—	(667)	—	—	—	(667)
Repurchase of common stock	(8,340,717)	—	(101,824)	—	—	—	—	(101,824)
Cash flow hedge adjustment	—	—	—	—	—	1,064	—	1,064
Balance as of December 31, 2016	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	151,965	—	162	152,127
Distributions	—	—	—	—	—	—	(335)	(335)
Equity-based compensation	747,951	7	—	15,988	—	—	—	15,995
Repurchase of common stock	(192,425)	—	(2,938)	—	—	—	—	(2,938)
Cash flow hedge adjustment	—	—	—	—	—	5,612	—	5,612
Balance as of December 31, 2017	117,345,996	$1,325	$(212,461)	$1,181,639	$(144,041)	$(760)	$2,596	$828,298

The accompanying notes are an integral part of these consolidated financial statements.

La Quinta Holdings Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$152,127	$(1,103)	$26,712
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	148,251	146,996	166,396
Amortization of other non-current assets	890	91	337
Amortization of intangible assets	667	732	937
Loss related to casualty disasters	1,557	3,051	1,824
Write off of deferred costs	—	—	18
Amortization of leasehold interests	(497)	(647)	(691)
Amortization of deferred costs	5,987	5,708	5,559
Impairment loss	1,178	104,258	50,121
(Gain) loss on sale or retirement of assets	(1,180)	(4,908)	4,533
Equity-based compensation	15,995	14,171	21,603
Deferred taxes	(112,285)	(11,800)	16,898
Provision for doubtful accounts	1,918	1,470	2,198
Changes in assets and liabilities:
Accounts receivable	2,060	(8,762)	(105)
Other current assets	(2,072)	2,123	(484)
Other non-current assets	(29,002)	537	(1,410)
Accounts payable	(13,710)	2,321	272
Accrued payroll and employee benefits	13,646	7,549	(4,278)
Accrued real estate taxes	(618)	(305)	1,135
Accrued expenses and other liabilities	(5,017)	1,446	(8,035)
Other long-term liabilities	2,187	1,445	1,039
Net cash provided by operating activities	182,082	264,373	284,579
Cash flows from investing activities:
Capital expenditures	(217,480)	(143,752)	(91,970)
Insurance proceeds on casualty disasters	5,685	3,722	4,883
Proceeds from sale of assets	32,620	71,136	37,576
Payment of franchise incentives	(1,867)	(1,938)	(30)
Decrease in other non-current assets	—	—	1,125
Net cash used in investing activities	(181,042)	(70,832)	(48,416)
Cash flows from financing activities:
Repayment of long-term debt	(17,514)	(17,514)	(152,622)
Purchase of treasury stock	(2,938)	(101,824)	(106,167)
Distributions to noncontrolling interests	(335)	(316)	(522)
Net cash used in financing activities	(20,787)	(119,654)	(259,311)
(Decrease) increase in cash and cash equivalents	(19,747)	73,887	(23,148)
Cash and cash equivalents at the beginning of the year	160,596	86,709	109,857
Cash and cash equivalents at the end of the year	$140,849	$160,596	$86,709
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the year	$77,073	$76,634	$83,468
Income taxes paid during the year, net of refunds	$21,846	$9,856	$12,357
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$13,824	$5,646	$2,836
Cash flow hedge adjustment, net of tax	$5,612	$1,064	$(4,309)
Receivable for capital assets damaged by casualty disasters	$22,587	$4,127	$4,625
The accompanying notes are an integral part of these consolidated financial statements

La Quinta Holdings Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015

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

In November 2014 and April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 and 23.9 million shares of Holdings common stock, respectively. As of December 31, 2017 Blackstone owned 30.0% of Holdings’ outstanding common stock.

We own and operate hotels, some of which are subject to a ground lease, located in the United States under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the United States (“U.S.”), Canada, Mexico, Honduras and Colombia. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of December 31, 2017, 2016 and 2015, total owned and franchised hotels, and the approximate number of associated rooms were as follows:

	2017		2016		2015
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	316	40,400	321	41,000	340	43,400
Joint Venture	1	200	1	200	1	200
Franchised	585	47,800	566	46,000	545	43,900
Totals	902	88,400	888	87,200	886	87,500

(1)	As of December 31, 2017, 2016 and 2015, owned hotels includes three, five and 13 hotels, respectively, designated as assets held for sale, which are subject to a definitive purchase agreement.

Spin of CorePoint Lodging and Merger Agreement with Wyndham Worldwide

On January 18, 2017, we announced we were pursuing the possibility of separating our real estate business from our franchise and management business.

On January 17, 2018, and La Quinta Holdings Inc. and Wyndham Worldwide entered into a definitive agreement (the “Merger Agreement”) under which Wyndham Worldwide will acquire our hotel franchise and hotel management business for $1.95 billion in cash (the “Merger”).  The acquisition is expected to close in the second quarter of 2018. In connection with the Merger Agreement, on January 17, 2018, we entered into a Separation and Distribution Agreement (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the Merger with Wyndham Worldwide, we will, among other things, (i) effect a reclassification and combination of our common stock whereby each share of our common stock will be reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) convey our owned real estate assets and certain related assets and liabilities to CorePoint Lodging Inc. (“CorePoint Lodging”) and, (iii) thereafter, distribute (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which will become a separate publicly traded company.  Under the terms of the Merger Agreement, our stockholders will receive $16.80 per share in cash (after giving effect to the Reverse Stock Split), and Wyndham Worldwide will repay approximately $715 million of our debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin. Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, a wholly-owned subsidiary of Wyndham Worldwide will merge with and into Holdings, with Holdings continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and our common stock will be delisted from the New York Stock Exchange.

The boards of directors of each of Wyndham Worldwide and La Quinta have approved the Merger Agreement. The Merger is subject to the approval of our stockholders, the completion of the Reverse Stock Split and the Spin and certain customary conditions.

Financing in connection with the Spin and Merger

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Merger and Spin, CorePoint Lodging will make a cash payment to La Quinta of $983,950,000, subject to certain adjustments based on the actual amount of net indebtedness of La Quinta (as of immediately prior to the effective time of the Spin) and certain accrued but unpaid expenses incurred in connection with the Spin and the Merger, immediately prior to and as a condition of the Spin. The consummation of the Merger is subject to the consummation of the Spin.

On January 17, 2018, CorePoint Lodging received a binding commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”) pursuant to which, and subject to the conditions set forth therein, JPMorgan Chase Bank committed to provide a secured mortgage and, in certain circumstances mezzanine credit facility, in an aggregate principal amount of $1,035,000,000, and a $50,000,000 secured revolving credit facility. The ultimate funding by JPMorgan Chase Bank under the Commitment Letter is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to CorePoint Lodging and its subsidiaries and consummation of the Spin and the Merger.

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

Brand marketing fund revenues from franchise properties represent fees collected from franchised hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as brand marketing fund expenses from franchised hotels in our consolidated statements of operations, resulting in no net impact to operating income or net loss.

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

Accounts receivable— Accounts receivable primarily consists of receivables due from franchisees, hotel guests, credit card companies and insurance settlements. Accounts receivable are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due, and the general economy. We provide an allowance for doubtful accounts, after considering factors that might affect the collection of accounts receivable, including historical losses and the ability of the party to meet its obligations to us. Accounts receivable are written off when determined to be uncollectable. Our insurance settlement receivables are recorded based upon the losses we have recorded as a result of emergency management services incurred or write down of assets damaged as the result of an insurable event. As of December 31, 2017 and 2016, the Company had $22.6 million and $2.0 million of insurance settlement receivables, respectively. The company does not record a receivable related to estimated cost to recover nor business interruption claims.

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

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, professional design and construction costs, including associated materials, and other direct and indirect costs, such as sales and use tax, incurred during the redevelopment and renovation period. The capitalization period begins when the activities related to development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once a redevelopment project is substantially complete and the associated assets are ready for intended use, costs related to the redevelopment project are no longer capitalized. Additionally, we capitalize costs such as construction administration, cost accounting, design and other various office costs that clearly relate to projects under development or construction (“Indirect Costs”). Total capitalized Indirect Costs for the year ended December 31, 2017, 2016 and 2015 was $5.2 million, $4.5 million and $2.7 million, respectively.

Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed, the related cost and accumulated depreciation or amortization is removed from the applicable accounts and any gain or loss is reflected in the accompanying consolidated statements of operations.

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

As of December 31, 2017 and 2016, we accrued the following liabilities related to these insurance programs:

	2017	2016
	(in thousands)
Automobile and general liability insurance	$14,410	$21,219
Workers’ compensation	10,880	10,575
Health insurance	1,709	1,350
	$26,999	$33,144

The liability for automobile and general liability insurance is included in accrued expenses and other liabilities and the liability for workers’ compensation and health insurance is included in accrued payroll and employee benefits in the accompanying consolidated balance sheets.

Customer loyalty program— We administer Returns, which allows members to earn points based on certain dollars spent. Members may redeem points earned for free night certificates, gift cards, airline miles, and a variety of other awards. We account for the economic impact of points earned by accruing an estimate of its liability for unredeemed points. The expense related to this estimate includes the incremental cost of the stay at one of our hotels or the value of awards purchased from program partners. We estimate the future redemption obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes assumptions for the redemption rate, redemption type (whether for a free night certificate or other award), rate of redemption at Company-owned hotels versus franchised hotels and the number of points required per stay. The net expenses of the Returns program are charged to marketing, promotional and other advertising expenses in the accompanying consolidated statements of operations.

As of December 31, 2017 and 2016, the total liability for Returns points was approximately $18.9 million and $17.1 million, respectively, of which $6.5 million and $5.9 million are included in accrued expenses and other liabilities, representing the estimated points expected to be redeemed in the next year. The remainder is included within other long-term liabilities in the accompanying consolidated balance sheets.

Actual financial results of the Returns program may vary from our estimate due primarily to variances from assumptions used in the calculation of the obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are charged to operations as they become known.

Noncontrolling interests— Noncontrolling interests are recognized within total equity in our consolidated balance sheets, reflected in net income attributable to noncontrolling interests in our consolidated statements of operations, and included in our consolidated statements of equity.

We hold a 60% controlling equity interest in a joint venture. The joint venture owns and operates one hotel in New Orleans, Louisiana. The noncontrolling interest, totaling 40%, represents the external partner’s interest in the joint venture of approximately $2.6 million and $2.8 million as of December 31, 2017 and 2016, respectively. Total distributions to the noncontrolling interest holder were approximately $0.3 million, $0.3 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, we incurred advertising and promotional expenses included within the following in the accompanying consolidated statements of operations:

	2017	2016	2015
	(in thousands)
Direct lodging expenses	7,793	5,427	5,615
General and administrative expenses	1,675	1,649	1,249
Marketing, promotional and other advertising expenses	58,448	58,397	61,209
Total	$67,916	$65,473	$68,073

Long-term debt amendments— We may elect to amend, extend, repay, or otherwise modify the terms of our long-term debt arrangements. When such a transaction occurs, we determine the appropriate accounting treatment primarily by first determining whether we have been fully relieved of our obligation by the creditor. If so, we recognize an extinguishment of debt and calculate a gain or loss which is reflected as gain or loss on extinguishment of debt in the accompanying consolidated statements of operations. If we are not fully relieved of our obligation by the creditor, we consider whether the amended debt agreement has substantially different terms, generally defined as a change in cash flows, on a present value basis, of 10 percent or greater. If the terms are not substantially different, we account for the change as a modification. If the terms are substantially different, we account for the change as an extinguishment of the old debt and the issuance of a new debt instrument. The determination of modification or extinguishment status then governs the expense versus deferral treatment of third party costs paid related to the modification.

Equity-Based Compensation —We recognize the cost of services received in an equity-based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

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

Income Taxes —The accompanying consolidated financial statements include taxable entities and limited liability companies. Limited liability companies generally are not subject to federal income taxes at the entity level. For our taxable subsidiaries, we account for income taxes using the asset and liability approach for financial accounting and reporting purposes.

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

We are required by certain foreign jurisdictions to have franchisees withhold, for income tax purposes, a percentage of revenues related to royalties and certain other revenues. For the period from January 1, 2015 to December 31, 2017, the withholding rate was between 10% and 33% depending upon the country, after the application of certain income tax treaties between the U.S. and Mexico and Canada.  These taxes are treated as an income tax and expensed in the period in which the taxable gross receipts are recognized.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, which includes re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

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

The percentages of our total revenues from these states for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Texas	21%	21%	22%
Florida	16%	16%	17%
California	10%	10%	9%
Total	47%	47%	48%

Newly Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act (the Tax Act) of 2017 from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect this standard will have on its Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this update is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosure of hedging arrangements. ASU 2017-12 is effective for annual reporting periods, and interim periods beginning after December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2017, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial statements but do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). La Quinta implemented ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for open contracts. Upon adoption, the accounting change is applied to the current period with the cumulative adjustment recorded to retained earnings. The prior period results will not be recast to reflect the new standard. The adoption of this new standard is not expected to have a significant impact on our 2018 operating results primarily due to the reversing effects from the cumulative adjustment recorded to retained earnings, as well as how we account for new franchise agreements.

While we continue to complete our analysis of the possible impacts on our consolidated financial statements, ASC 606 is expected to impact either the amount or timing of revenue recognition as follows:

1)

Revenue related to our La Quinta Returns loyalty program will be recognized upon point redemption as opposed to when points are issued. Also, as a sponsor of the loyalty program, any points used at owned hotels will be accounted for as a reduction in revenue from owned hotels as opposed to expense;

2)

Application, initial and transfer fees charged when new franchised hotels enter our system or there is a change of ownership will be recognized over the term of the franchise contract, rather than primarily upon execution of the contract;

3)	Certain customer acquisition costs in the form of commission expense will be deferred and recognized as part of general and administrative expense over the period of expected benefit; and

4)

Certain customer acquisition costs in the form of key money incentives will continue to be recognized as a reduction in revenue. However, the term of amortization will change to the period of expected benefit.

We expect to record transition adjustments for the items above that will result in net increases in accumulated deficit and other non-current assets of approximately $20 million and $7 million, respectively, and a net increase to deferred revenue of approximately $27 million.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments: A Consensus of the FASB Emerging Issues Task Force. The amendments provide guidance on eight specific cash flow classification issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate and bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We adopted this standard on January 1, 2017 on a retrospective basis. For the years ended December 31, 2016 and 2015, we reclassified $1.6 million and $2.2 million, respectively, from insurance proceeds on casualty disasters in cash flows from investing activities to the change in accounts receivable in cash flows from operating activities on the consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions. Per ASU 2016-09: (1) all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, rather than in additional paid-in capital under current guidance; (2) excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, rather than as a separate cash inflow from financing activities and cash outflow from operating activities under current guidance; (3) cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity; and (4) an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We adopted this standard on January 1, 2017.  We prospectively applied the guidance dictating excess tax benefits be recognized on the income statement.  We retrospectively applied the guidance dictating the presentation of excess tax benefits as an operating cash flow. For the year ended December 31, 2015, the adoption of this standard resulted in $0.8 million excess tax benefit presented in operating and financing cash activities in the consolidated cash flow statement being eliminated from the presentation. For the year ended December 31, 2016, the adoption of this standard resulted in the excess tax benefit presented in operating and financing activities in the consolidated cash flow statement being eliminated from the presentation. The adoption of this standard did not have a material impact on our financial statements. In addition, we retrospectively applied the guidance dictating cash paid by an employer when directly withholding shares for tax-withholding purposes are classified as a financing activity, which is consistent with the Company’s historical presentation, and therefore had no impact to the Company.  Finally, we elected to account for forfeitures when they occur.

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

During 2017, four of the hotels placed in held for sale during 2016 were sold for $27.8 million, net of transaction costs, resulting in a gain on sale of $1.3 million. The restaurant parcel, placed in held for sale during 2015, sold for $1.4 million, net of transaction costs, resulting in a gain of on sale of $0.3 million. Additionally, three hotels were classified as assets held for sale during 2017, one of which was sold for $3.4 million, net of transaction costs, resulting in a gain on sale of $2.0 million. Subsequent to December 31, 2017, one hotel was sold for $4.4 million, net of transaction costs.

As of December 31, 2017 and 2016, the carrying amounts of the major classes of assets for the assets held for sale were as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Current assets	$33	$64
Property and equipment, net	8,611	29,383
Other non-current assets	62	97
Total assets held for sale	$8,706	$29,544

NOTE 4. INTANGIBLE ASSETS

Intangible assets consist of both finite-lived and indefinite-lived assets. The following is a summary of our intangible assets as of December 31, 2017 and 2016:

	2017			2016
	Weighted average remaining life		Amount	Weighted average remaining life		Amount
			(in thousands)			(in thousands)
Finite-lived assets:
Favorable leasehold interests—hotels, restaurants, offices	25 years		$9,680	26 years		$9,680
Franchise agreements, management contracts and other	3 years		18,015	4 years		18,015
Returns membership list	—	(1)	3,200	—	(1)	3,200
Accumulated amortization			(24,347)			(23,327)
Total finite–lived assets			6,548			7,568
Indefinite-lived assets:
Trademarks—La Quinta			169,434			169,434
Total			$175,982			$177,002

(1)	As of December 31, 2017 and 2016, the Returns membership list has been fully amortized.

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Amortization expense related to intangible assets:
Depreciation and amortization expense	$667	$732	$937
Direct lodging operations	353	361	374
Total amortization expense	$1,020	$1,093	$1,311

As of December 31, 2017, estimated amortization expense related to intangible assets for the years ending December 31 is as follows (in thousands):

2018	$908
2019	897
2020	797
2021	353
2022	353
Thereafter	3,240
$6,548

The accumulated amortization and related amortization expense described above do not include the impact of unfavorable leasehold interests which are reflected within other non-current liabilities in the accompanying consolidated balance sheets. For the years ended

December 31, 2017, 2016 and 2015, approximately $0.8 million, $1.0 million and $1.1 million of amortization expense, related to unfavorable leasehold interests, was reported as a reduction of depreciation and amortization expenses in the accompanying consolidated statements of operations.

NOTE 5. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Land	$738,760	$740,996
Buildings and improvements	2,713,860	2,621,924
Furniture, fixtures, equipment and other	474,776	429,307
Total property and equipment	3,927,396	3,792,227
Less accumulated depreciation	(1,497,718)	(1,397,514)
Property and equipment, net	2,429,678	2,394,713
Construction in progress	76,845	62,067
Total property and equipment, net of accumulated depreciation	$2,506,523	$2,456,780

Depreciation and amortization expense related to property and equipment was $148.3 million, $147.0 million and $166.4 million for the years ended December 31, 2017, 2016 and 2015 respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 6. LONG-TERM DEBT

Long-term debt as of December 31, 2017 and 2016 was as follows:

	2017	2016
	(in thousands)
Current portion of term facility	$17,514	$17,514
Long-term portion of term facility	1,670,447	1,682,436
Total long term debt (1)	$1,687,961	$1,699,950

(1)

As of December 31, 2017 and 2016, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 1.56% and 0.72%, respectively. As of December 31, 2017, the interest rate, maturity date and principal payments on the Term Facility were as follows:

•	During the years ended December 31, 2017 and 2016, we made quarterly scheduled principal payments totaling $17.5 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to December 31, 2017.  Included in the Term Facility as of December 31, 2017 and 2016 is an unamortized original issue discount of $5.3 million and $6.7 million, respectively. As of December 31, 2017 and 2016, we had $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Term Facility

On April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C. (the “Borrower”), entered into a new credit agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, collateral agent, swing line lender and L/C issuer, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, and the other agents and lenders from time to time party thereto.

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

The Revolving Facility includes borrowing capacity available for letters of credit and for short-term borrowings referred to as the swing line borrowings. In addition, the Senior Facilities also provide the Borrower with the option to (1) raise incremental facilities including an uncommitted incremental facility that provides the Borrower the option to increase the amounts available under the Term Facility and/or the Revolving Facility by an aggregate of up to $350 million, subject to additional increases upon achievement of a consolidated first lien net leverage ratio of less than or equal to 6.00 to 1.00 (or, after the first anniversary of the closing date, 5.75 to 1.00), (2) refinance the loans with debt incurred outside the Senior Facilities, and (3) extend the maturity date of the Revolving Credit Facility and Term Facility, subject to certain limitations.

The proceeds of the Term Facility, together with the net cash proceeds of the IPO and other cash on hand, were used to repay the Holdco I Mortgage Loan and Mezzanine Loans (collectively the “ Holdco I Loans”) and the Holdco III Mortgage Loan, and to acquire the Previously Managed Hotels. Upon completion of the refinancing, we recognized a $2.0 million loss on extinguishment of debt in our consolidated statements of operations. We also incurred $28.7 million of debt issuance costs for the Senior Facilities, which is being amortized over the terms of the underlying debt agreement. As of December 31, 2017 and 2016, the net balance of these debt issuance costs included in our consolidated balance sheet was $14.4 million and $18.5 million, respectively.

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

Amortization — The Borrower is required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount less any prepayments on the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

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

Certain covenants and events of default —The Agreement contains a number of significant affirmative and negative covenants and customary events of default. Such covenants, among other things, limit or restrict, subject to certain exceptions, the ability of (i) Holdings, the direct parent of the Borrower, to engage in any material operating or business activities other than the ownership of the equity interests of the Borrower and (ii) the Borrower and its restricted subsidiaries to:

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

In addition, if, on the last day of any period of four consecutive quarters on or after the first full fiscal quarter following the closing of the Senior Facilities, the aggregate principal amount of the Revolving Facility, swing line loans and/or letters of credit (excluding up to $20 million of letters of credit and certain other letters of credit that have been cash collateralized or back-stopped) that are issued and/or outstanding is greater than 25% of the Revolving Facility, the Agreement will require the Borrower to maintain a maximum consolidated first lien net leverage ratio not to exceed 8.0 to 1.0. During any period in which Holdings’ corporate issuer rating is equal to or higher than Baa3 (or the equivalent) according to Moody’s Investors Service, Inc. or BBB- (or the equivalent) according to Standard & Poor’s Ratings Services and no default has occurred and is continuing, the restrictions in the Senior Facility regarding incurring additional indebtedness, dividends and distributions or repurchases of capital stock and transactions with affiliates will not apply to the Borrower and its restricted subsidiaries.

The Senior Facilities also contain certain customary representations and warranties, affirmative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of December 31, 2017, we were in compliance with all covenants under the Senior Facilities.

Debt Maturity

The contractual maturity of our Term Facility as of December 31, 2017 was as follows (1):

(in thousands)
Year
2018	$17,514
2019	17,514
2020	17,514
2021	1,655,093
$1,707,635
(1)	Excludes the deduction of debt issuance costs of $14.4 million and includes the unamortized portion of the original issue discount of $5.3 million.

Letters of Credit

As of December 31, 2017 and December 31, 2016, we had $14.4 million and $14.6 million, respectively, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, for a margin of 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 7), consisted of the following for the years ended December 31, 2017, 2016 and 2015:

Description	2017	2016	2015
	(in thousands)
Term Facility	$77,064	$76,289	$81,394
Amortization of deferred financing costs	4,044	3,925	3,810
Amortization of original issue discount	1,482	1,440	1,400
Other interest	18	12	10
Interest income	(991)	(247)	(110)
Total interest expense, net	$81,617	$81,419	$86,504

NOTE 7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the years ended December 31, 2017, 2016 and 2015, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our consolidated balance sheets were as follows:

	December 31, 2017		December 31, 2016
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other non- current long-term liabilities	$1,169	Other non- current long-term liabilities	$9,803

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our consolidated statements of operations and consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain (Loss) Recognized	2017	2016	2015
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive income (loss)	$5,612	$1,064	$(4,309)

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the years ended December 31, 2017, 2016 and 2015.

NOTE 8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities include the following as of December 31, 2017 and 2016:

	2017	2016
	(in thousands)
Accrued automobile and general liability insurance	$14,410	$21,219
Accrued sales and occupancy taxes	9,238	9,829
Accrued liability for guest loyalty program points	6,544	5,923
Accrued interest	16,164	16,154
Other accrued expenses	13,231	11,456
Total accrued expenses and other liabilities	$59,587	$64,581

NOTE 9. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$140,849	$140,849	$160,596	$160,596
Interest rate swaps (2)	1,169	1,169	9,803	9,803
Long-term debt (3) (4)	1,687,961	1,705,592	1,699,950	1,716,815

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.

(3)	Classified as Level 3 under the fair value hierarchy.
(4)	Carrying amount includes deferred debt issuance costs of $14.4 million and $18.5 million as of December 31, 2017 and 2016, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of December 31, 2017 and December 31, 2016, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rate to be approximately 4.2% and 3.7%, as of December 31, 2017 and December 31, 2016, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the years ended December 31, 2017 and 2016:

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$—
Assets held for sale (1)	—	—	8,706	8,706	1,178
	$—	$—	$236,522	$236,522	$1,178
(1)	Assets held for sale include three hotels as available for sale.

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Impairment Charge
	(in thousands)
Owned hotels identified for possible sale	$—	$—	$227,816	$227,816	$94,087
Assets held for sale (1)	—	—	29,544	29,544	6,661
2 Owned hotels	—	—	6,725	6,725	3,510
	$—	$—	$264,085	$264,085	$104,258

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

Restaurant Parcel identified for sale in 2015

In 2015, we identified a restaurant parcel for which it became more likely than not the restaurant parcel would be sold significantly before the end of the previously estimated useful life. We recorded an impairment charge of $1.6 million to adjust the carrying value of this restaurant parcel to its estimated fair value. During the third quarter of 2015, this restaurant parcel met the criteria for classification as assets held for sale. The fair value estimate was considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these assets are based on estimated selling price, less transaction costs. During the fourth quarter of 2017, we sold the restaurant parcel for $1.4 million, resulting in a gain on sale of $0.3 million.

Approximately 50 owned hotels identified as possible candidates for sale in 2016

In the first quarter of 2016, we identified approximately 50 hotels where it became more likely than not that the holding period will be significantly shorter than the previously estimated useful lives. We recorded an impairment charge of $80.3 million in the first quarter of 2016, to adjust the carrying value of these assets to the lesser of their estimated fair value or carrying value. These assets did not meet the criteria for classification as assets held for sale as of the date of impairment.  The fair value estimate was considered to be Level 3 within the fair value measurement hierarchy. The inputs used in determining the fair value of these approximately 50 hotels are based on multiples of room revenues ranging from 3.70 to 1.50 for the identified assets.

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

During 2017, we sold two of the hotels for $9.9 million, net of transaction costs, resulting in a gain on sale of $1.4 million. As of December 31, 2017, of the approximately 50 hotels identified for possible sale in the first quarter of 2016, we have sold five and one hotel is classified as an asset held for sale.

Additional Hotel Sales

During 2016, we entered into agreements to sell five of our owned hotels for approximately $39.4 million, net of estimated transaction costs. We recorded an impairment charge of $17.7 million to adjust the carrying value of these hotels to their estimated fair value. These hotels met the criteria for classification within assets held for sale and three were sold during 2016 for approximately $22.0 million, resulting in a gain on sale of $4.6 million.  The remaining two hotels were sold in the first quarter of 2017 for $17.9 million, net of transaction costs.

During 2017, we entered into agreements to sell two of our owned hotels for approximately $7.8 million, net of estimated transaction costs. These hotels met the criteria for classification within assets held for sale and one hotel was sold during 2017 for approximately $3.4 million, resulting in a gain on sale of $2.0 million. The other hotel was sold subsequent to December 31, 2017 for $4.4 million, net of transaction costs.

Also, during 2017, we recorded a market impairment charge of $1.0 million against the carrying value of one additional hotel to its estimated fair value. The inputs used in determining the fair value are based on a combination of historical and projected cash flows and other available market information, such as recent sales prices for similar assets. We entered into an agreement to sell this hotel for $2.8 million, net of estimated transaction costs and recorded an additional impairment charge of $0.2 million to adjust the carrying value to its estimated fair value, net of transaction costs. The fair value estimates were considered to be Level 3 within the fair value measurement hierarchy. This hotel met the criteria for classification within assets held for sale as of December 31, 2017.

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

NOTE 10. RELATED PARTY TRANSACTIONS

Other Arrangements

As of December 31, 2017 and December 31, 2016, approximately $81.8 million and $81.6 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We engaged Blackstone Advisory Partners L.P., an affiliate of Blackstone, to provide certain financial consulting services in connection with the public offering of our common stock by certain stockholders in April 2015 for a fee of approximately $0.4 million.

We also purchase products and services from entities affiliated with or owned by Blackstone. The fees paid for these products and services were approximately $3.3 million, $4.9 million and $2.6 million during years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

Litigation — On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in April 2018. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2017, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intends to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  In January 2018, IRS Examination informed the Company’s representatives that the examination would be closed on a “no change” basis.

Purchase Commitments —As of December 31, 2017, we had approximately $51.2 million of purchase commitments related to certain continuing redevelopment and renovation projects.

Franchise Commitments —Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of December 31, 2017, we had $28.7 million in outstanding commitments to various franchisees for such financial assistance.

NOTE 12. INCOME TAXES

For financial reporting purposes, the consolidated income tax expense is based on consolidated reported financial accounting income or loss before income taxes.

The components of our income tax provision are as follows:

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Current provision:
Federal	$(1,653)	$4,467	$1,933
State	2,282	7,070	3,442
Foreign	99	88	78
Total current	728	11,625	5,453
Deferred provision:
Federal	(114,140)	(5,148)	17,765
State	1,856	(5,984)	(731)
Total deferred	(112,284)	(11,132)	17,034
Total income tax (benefit) expense	$(111,556)	$493	$22,487

The significant components of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred Tax Assets
Net Operating Losses	$5,512	$9,145
Insurance Accruals	5,747	12,084
Tax Credits	9,416	8,623
Cash Flow Hedge-OCI	246	3,431
Intangibles	6,429	10,794
Doubtful Accounts	921	1,528
Compensation Accruals	9,313	9,481
Other	1,321	2,310
Total gross deferred tax assets	38,905	57,396
Less: Valuation Allowance	(5,470)	(9,116)
Deferred Tax Assets	$33,435	$48,280
Deferred Tax Liabilities
Fixed Assets	$219,611	$318,986
Trademark	40,398	61,823
Returns Club	941	—
Cancellation of Debt Income	2,199	6,192
Linens, uniforms and supplies	3,532	3,959
Other	519	348
Deferred Tax Liabilities	267,200	391,308
Net Deferred Taxes	$(233,765)	$(343,028)

Due to the Tax Act (which was enacted in December 2017), our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%.  The provisional effects of the Tax Act resulted in a deferred tax benefit in the amount of $132.1 million of which $3.6 million is attributable to the change in valuation allowance as of December 31, 2017. The largest impact was to our fixed assets deferred liability in the amount of $117.5 million and our trademarks in the amount of $22.8 million, respectively.

As of December 31, 2017 and 2016, certain subsidiaries of ours had available federal net operating loss carryforwards (“NOLs”) totaling approximately $26.1 million, respectively. We believe it is more likely than not the benefit from the remaining Federal NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $5.5 million on the deferred tax assets related to these federal NOL carryforwards. As of December 31, 2017, the remaining NOLs have been re-measured due to the Tax Act from 35% to 21%, resulting in a decrease to the gross deferred tax asset of $3.6 million. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, bringing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering, and the resulting ownership change the Company’s federal net operating losses will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. As of December 31, 2016, we have fully utilized all available federal NOLs, except those belonging to certain inactive subsidiaries. We also have alternative minimum tax (“AMT”) credit carry forwards, as of December 31, 2017 and 2016, in the gross amount of $9.4 million and $8.6 million, respectively. Due to the Tax Act, for tax years beginning in 2018, 2019 and 2020, to the extent that AMT credit carryovers exceed regular tax liability, 50% of the excess AMT credit carryover are refundable.  Any remaining AMT credits will be fully refundable in 2021.

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate reported in the consolidated financial statements:

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Statutory U.S. federal income tax provision	$14,200	$(214)	$17,219
State tax, net of federal benefit	2,497	1,052	2,221
Foreign tax, net of federal benefit	99	88	50
Nondeductible stock compensation	(264)	—	1,948
Nondeductible restructuring costs	5,350	—	—
Permanent items	412	389	800
Tax credits	(1,123)	(548)	(84)
Unrecognized tax benefit	301	174	—
Change in valuation allowance	(3,647)	95	353
Return to provision	(952)	(351)	(688)
Changes in deferred taxes	—	(169)	541
Effects of the Tax Cuts and Jobs Acts	(128,429)	—	—
Other	—	(23)	127
Income tax expense	$(111,556)	$493	$22,487

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

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits, beginning of the year	$2,990	$2,990	$—
Gross increase in unrecognized tax positions in the current year	—	—	2,990
Unrecognized tax benefits, end of the year	$2,990	$2,990	$2,990

At December 31, 2017 and 2016, there are $3.0 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. We do not expect any significant changes in our unrecognized tax benefits over the next twelve months.

Our policy is to classify interest and penalties as a component of income tax expense.

NOTE 13. THIRD PARTY LEASE COMMITMENTS

Rental Income— We act as a lessor and lease properties we own to third parties, which are primarily operated as restaurants. These leases are accounted for as operating leases and mature on various dates through 2096. The leases provide for minimum and contingent rental income based on a percentage of the lessee’s annual sales in excess of stipulated amounts.

As of December 31, 2017, approximate future minimum rental income to be received under non-cancelable operating leases, in excess of one-year, is as follows:

Year ending December 31,	Operating lease income
(in thousands)
2018	$4,397
2019	4,109
2020	3,706
2021	3,332
2022	2,197
Thereafter	2,296
$20,037

For the year ended December 31, 2017, total rental revenue was approximately $4.0 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2016, total rental revenue was approximately $4.0 million, of which $0.5 million related to contingent rents. For the year ended December 31, 2015, total rental revenue was approximately $3.8 million, of which $0.4 million related to contingent rents. Rental revenue is included within other hotel revenues in the accompanying consolidated statement of operations.

Rental Expense— We maintain ground lease arrangements with third parties for certain hotel properties that contain contingent rent provisions based upon the respective hotel’s revenues. Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease terms. The leases extend for varying periods through 2096.

Year ending December 31,	Operating ground lease commitments
(in thousands)
2018	$5,276
2019	4,854
2020	4,635
2021	4,675
2022	4,056
Thereafter	100,314
$123,810

For the year ended December 31, 2017, total rent expense for ground leases included in other lodging and operating expenses was approximately $6.5 million, of which $0.8 million related to contingent rents. For the year ended December 31, 2016, total rent expense was approximately $6.4 million, of which $0.7 million related to contingent rents. For the year ended December 31, 2015, total rent expense was approximately $6.1 million, of which $0.7 million related to contingent rents.

NOTE 14. EMPLOYEE BENEFIT PLANS

We maintain a deferred savings plan covering substantially all of our employees that qualified under Section 401(k) of the Internal Revenue Code. Our deferred savings plan has an employer matching contribution of 100% of the first 3% and 50% of the next 2% of an employee’s eligible earnings, which vests immediately. We paid employer contributions of approximately $2.4 million, $2.2 million and $2.3 million, respectively, during the years ended December 31, 2017, 2016 and 2015, respectively.

In 2015, our board and stockholders’ approved and adopted the La Quinta Holdings Inc. 2015 Employee Stock Purchase Plan (the “ESPP”) which allows eligible employees to purchase Holdings’ stock at a discount of 5%.  The ESPP is intended to be in compliance with safe harbor rules so that the ESPP is not compensatory, and no expense is recognized related to the ESPP.  There were 2.6 million shares reserved for purchase under the ESPP, of which 9,341 shares, 11,589 shares and 5,233 shares were issued and included in shares outstanding as of December 31, 2017, 2016 and 2015, respectively.

NOTE 15. EQUITY-BASED COMPENSATION

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

Total compensation expense under the Promote Plan was $5.6 million for the year ended December 31, 2015. A total of 9,658 shares were forfeited from the Promote Plan.

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

2014 Grant II—On June 11, 2014, Holdings issued 1.01 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date fair value of $18.70 per share to certain of our employees. Grant II is a time-based vesting award with multiple tranches that vest on various dates. The fair value of Grant II will be recognized on a straight-line basis over the requisite service period of each tranche included in the award. Grant II was fully vested as of December 31, 2017.

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

Director Unit Grants — In 2015, 2016 and 2017, we granted a total of 132,866 restricted stock units (“RSUs”) to our independent directors under our A&R 2014 Omnibus Incentive Plan, as part of our regular annual compensation of our independent directors. The Director Unit Grants vests in three equal installments on the first, second and third anniversaries of the grant dates with a remaining weighted average life of 1.2 years as of December 31, 2017. The grant date weighted average price is $14.95 per share. The fair value of the RSUs will be recognized on a straight-line basis over the requisite service period for the entire award. Vested RSUs will be settled with shares of our common stock.

2015 Grant I — In 2015, we issued a total of 0.2 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $21.81 per share to certain of our employees. 2015 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 0.2 years as of December 31, 2017. The fair value of 2015 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2015 Performance Unit Grant — On February 19, 2015, we issued PSUs, which represents 0.3 million shares of common stock at target value to certain of our employees. The performance period for the 2015 Performance Unit Grant ended December 31, 2017. The calculation of the value of the units granted under the 2015 Performance Unit Grant is based solely on our TSR relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period is determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. At the end of the performance period, the TSR relative to the Relative Shareholder Return was below the threshold.

The grant date fair value of the 2015 Performance Unit Grant was $25.35 per share, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	31.66%
Dividend yield(2)	— %
Risk-free rate(3)	1.00%
Expected term (in years)(4)	2.87

(1)	Expected volatility was calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the 2015 Performance Unit Grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives
(4)	As of the grant date

2016 Grant I — In 2016, we issued a total of 0.4 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.87 per share to certain of our employees. 2016 Grant I is a time-based vesting award with multiple tranches that vest on various dates with a remaining weighted average life of 1.0 years as of December 31, 2017. The fair value of 2016 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2016 Grant II — In 2016, we issued a total of 0.3 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $11.35 per share to certain of our employees. 2016 Grant II is a time-based vesting award with single tranches that vest at the end of a three year performance period.  The remaining weighted average life is 1.3 years as of December 31, 2017. The fair value of 2016 Grant II will be recognized on a straight-line basis over the requisite service period of the award.

2016 Performance Unit Grant — During the year ended December 31, 2016, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years. The calculation of the value of the units granted during the year ended December 31, 2017 was based solely on our total TSR relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period was determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock. The grant value of the 2016 Performance Unit Grant was $12.18 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility(1)	29.03%
Dividend yield(2)	— %
Risk-free rate(3)	0.99%
Expected term (in years)(4)	2.62

(1)	Expected volatility was calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the PSU grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives
(4)	As of the grant date

2017 Grant I — In 2017, we issued a total of 0.2 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $13.98 per share to certain of our employees. 2017 Grant I is a time-based vesting award with a single tranche that vests in April 2018 with a remaining weighted average life of 0.3 years as of December 31, 2017. The fair value of 2017 Grant I will be recognized on a straight-line basis over the requisite service period of each tranche included in the award.

2017 Grant II — In 2017, we issued a total of 0.5 million shares of Holdings common stock under our A&R 2014 Omnibus Incentive Plan with a grant date weighted average price of $13.61 per share to certain of our employees. 2017 Grant II is a time-based vesting award with multiple tranches that vest at the end of a three year performance period.  The remaining weighted average life was 1.5 years as of December 31, 2017. The fair value of 2017 Grant II will be recognized on a straight-line basis over the requisite service period of the award.

2017 Performance Unit Grant — During the year ended December 31, 2017, we issued PSUs that would result in 0.4 million shares being issued at target value to certain of our employees. The performance period for PSUs is generally three years.  The calculation of the value of the units granted during the year ended December 31, 2017, was based solely on our TSR relative to the Relative Shareholder Return. The number of shares of common stock issued in exchange for each PSU at the end of the performance period was determined based on defined target amounts for Relative Shareholder Return. Possible payout multiples range from 33% of target, which represents the threshold and below which no payout is given, and 200% of target, which represents the maximum payout. Vested PSUs are settled with shares of our common stock.

The weighted average grant date fair value of the PSUs granted during the year ended December 31, 2017 was $15.79 per unit, which was determined using a Monte Carlo simulation valuation model with the following assumptions:

Expected volatility (1)	27.96%
Dividend yield (2)	—%
Risk-free rate (3)	1.54%
Expected term (in years) (4)	2.82

(1)	Expected volatility was calculated as the average of the long-term historical volatility based on the peer companies and our implied volatility.
(2)	At the time of the PSU grant, we had no foreseeable plans to pay dividends during the expected term of these performance shares.
(3)	Based on the yields of U.S. Department of Treasury instruments with similar expected lives
(4)	As of the grant date

For the years ended December 31, 2017, 2016 and 2015, total compensation expense for awards under the A&R 2014 Omnibus Incentive Plan was $15.8 million, $14.1 million and $16.0 million, respectively, excluding related taxes. As of December 31, 2017 unrecognized compensation expense was $15.6 million, which is expected to be recognized over a weighted-average period of 1.3 years. As of December 31, 2016, the Company had 1.0 million shares unvested under the A&R 2014 Omnibus Incentive Plan, excluding the PSUs. In 2017, the Company granted 0.8 million shares, had 0.5 million shares vest, and had an immaterial amount of forfeitures, for total unvested shares of 1.2 million shares as of December 31, 2017, excluding PSUs.

As of December 31, 2017, there were 10.7 million shares of common stock available for future issuance under the A&R 2014 Omnibus Incentive Plan.

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

NOTE 16. EARNINGS PER SHARE

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

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the years ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to La Quinta Holdings’ stockholders	$151,965	$(1,288)	$26,365
Denominator:
Weighted average number of shares outstanding, basic	116,030	118,114	128,272
Weighted average number of shares outstanding, diluted	116,682	118,114	129,172
Basic earnings (loss) per share	$1.31	$(0.01)	$0.21
Diluted earnings (loss) per share	$1.30	$(0.01)	$0.20

As of December 31, 2017, approximately 0.2 million shares were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. As of December 31, 2016, approximately 0.7 million shares were excluded from the computation of diluted shares, as their impact would have been anti-dilutive. As of December 31, 2015, an immaterial amount of shares were anti-dilutive.

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

NOTE 17. SEGMENTS

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

The table below shows summarized consolidated financial information by segment:

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Owned Hotels	$842,950	$879,653	$911,491
Franchise and management (1)	118,516	116,806	114,610
Segment revenues	961,466	996,459	1,026,101
Other fee-based revenues from franchise properties	27,511	25,150	23,204
Corporate and other (2)	124,970	124,757	126,469
Intersegment elimination (3)	(133,317)	(140,112)	(145,800)
Total revenues	$980,630	$1,006,254	$1,029,974
Adjusted EBITDA
Owned Hotels	250,344	279,536	314,278
Franchise and management	118,516	116,806	114,610
Segment Adjusted EBITDA	368,860	396,342	428,888
Corporate and other	(41,988)	(35,964)	(34,846)
Adjusted EBITDA	$326,872	$360,378	$394,042

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels, which totaled $68.2 million, $71.5 million and $75.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, are eliminated in the accompanying consolidated financial statements. The franchise agreement we entered into with our owned hotels upon effectiveness of the IPO also includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

(3)

Includes management, license, franchise, BMF, Returns and other cost reimbursements totaling $133.3 million, $140.1 million and $145.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These fees are charged to owned hotels and are eliminated in the accompanying consolidated financial statements.

The table below provides a reconciliation of net income (loss) attributable to La Quinta Holdings’ stockholders to EBITDA and EBITDA to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Net income (loss) attributable to La Quinta Holdings' stockholders	$151,965	$(1,288)	$26,365
Interest expense	82,608	81,666	86,614
Income tax (benefit) expense	(111,556)	493	22,487
Depreciation and amortization	149,951	147,996	167,920
Noncontrolling interests	162	185	347
EBITDA	$273,130	$229,052	$303,733
Fixed asset impairment loss	1,178	104,258	50,121
(Gain) loss on sales	(3,665)	(4,908)	4,088
Loss on retirement of assets	2,485	—	445
Loss related to casualty disasters	1,557	3,051	1,824
Equity-based compensation	13,338	14,153	18,814
Amortization of software service agreements	9,514	9,050	8,343
Severance charges (1)	—	—	11,021
Retention plan (2)	11,384	—	—
Reorganization costs(2)	15,209	—	—
Other losses (gains), net (3)	2,742	5,722	(4,347)
Adjusted EBITDA	$326,872	$360,378	$394,042
(1)	Includes cash and non-cash charges relating to the departure of the Company’s former President and Chief Executive Officer.
(2)	Includes cash and non-cash costs associated with the Spin and Merger.
(3)

Other gains (losses), net primarily consists of net income (loss) attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(in thousands)
Total Assets
Owned Hotels	$2,550,064	$2,499,770	$2,682,394
Franchise and management	201,548	198,832	192,284
Total segments assets	2,751,612	2,698,602	2,874,678
Corporate and other	201,484	193,921	111,166
Total	$2,953,096	$2,892,523	$2,985,844

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts:

	For the years ended December 31,
	2017	2016	2015
	(in thousands)
Owned Hotels	$194,892	$123,996	$82,139
Franchise and management	—	—	—
Total segment capital expenditures	194,892	123,996	82,139
Corporate and other	22,588	19,756	9,831
Total	$217,480	$143,752	$91,970

NOTE 18. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

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

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$234,272	$263,437	$268,642	$214,279	$980,630
Operating income	23,972	49,778	42,132	4,890	120,772
Net income	1,678	16,823	12,408	121,218	152,127
Net income attributable to La Quinta Holdings’ stockholders	1,589	16,786	12,415	121,175	151,965
Basic earnings per share	$0.01	$0.14	$0.11	$1.04	$1.31
Diluted earnings per share	$0.01	$0.14	$0.11	$1.03	$1.30

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
	(in thousands, except per share data)
Total Revenues	$241,771	$269,555	$272,312	$222,616	$1,006,254
Operating (loss) income	(45,520)	40,485	61,285	22,214	78,464
Net (loss) income	(38,724)	14,918	22,684	19	(1,103)
Net (loss) income attributable to La Quinta Holdings’ stockholders	(38,775)	14,849	22,666	(28)	(1,288)
Basic (loss) earnings per share	$(0.31)	$0.13	$0.20	$—	$(0.01)
Diluted (loss) earnings per share	$(0.31)	$0.13	$0.20	$—	$(0.01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

La Quinta Holdings Inc.

Irving, Texas

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of La Quinta Holdings Inc. and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2018

Item 9B.Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2017, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by stockholders:
Amended and Restated 2014 Omnibus Incentive Plan	1,706,389	N/A	8,913,161
2015 Employee Stock Purchase Plan	―	N/A	2,573,873

(1)

Relates to 1,610,594 performance-vesting restricted stock units (assuming maximum performance for each of the performance measures) granted to our management in 2016 and 2017 and 95,795 time-vesting restricted stock units granted to our non-employee directors in 2015, 2016 and 2017 outstanding under our Amended and Restated 2014 Omnibus Incentive Plan.

(2)	Relates to additional shares reserved for future awards under our Amended and Restated 2014 Omnibus Incentive Plan and our 2015 Employee Stock Purchase Plan, as applicable.

The remaining information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference. La Quinta Holdings Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2017.

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

2.1

Agreement and Plan of Merger, dated as of January 17, 2018, by and among Wyndham Worldwide Corporation, WHG BB Sub. Inc. and La Quinta Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

2.2

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

3.1

Amended and Restated Certificate of Incorporation of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

3.2	Amended and Restated By-Laws of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.1

Employee Matters Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

10.2

Stockholders’ Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.3

Registration Rights Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.4*	Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File no. 001-36412))

10.5*

Offer Letter, dated February 18, 2016, between La Quinta Holdings Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016 (File no. 001-36412))

10.6*

Offer Letter, dated April 13, 2016, between La Quinta Holdings Inc. and John Cantele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.7*

Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, between Wyndham International, Inc. and Mark Chloupek (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.8*

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

10.11*	La Quinta Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.12*	La Quinta Holdings Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.13*	La Quinta Holdings Inc. Project Longhorn Retention Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018 (File no. 001-36412))

10.14*	Form of Restricted Stock Grant Notice under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

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

10.19*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended March 30, 2016 (File no. 001-36412))

10.20*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-204222)

10.21*

Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 001-36412))

10.22*

Form of Retention Bonus Restricted Stock Grant Notice (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File no. 001-36412))

10.23*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File no. 001-36412))

10.24*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP as to La Quinta Holdings Inc.

31.1	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

Item 16.  Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2018.

LA QUINTA HOLDINGS INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2018.

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