Form 10-K/A
period 2017-12-31
La Quinta Holdings Inc.
filed 2018-04-27
CIK 1594617

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

The number of shares of common stock outstanding on April 23, 2018 was 117,246,097.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

La Quinta Holdings Inc. and its subsidiaries (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018, to include the information required by Items 10 through 14 of Part III of the 2017 10-K. This information was previously omitted from the 2017 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2017 10-K and the exhibit index set forth in Part IV of the 2017 10-K and includes certain exhibits as noted thereon. The cover page of the 2017 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2017 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2017 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2017 10-K, nor does it amend, modify or otherwise update any other information in our 2017 10-K. Accordingly, this Amendment should be read in conjunction with our 2017 10-K and with our filings with the SEC subsequent to the filing of our 2017 10-K.

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

Terms used but not defined herein are as defined in our 2017 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain information regarding each of our current directors as of April 27, 2018.

Name	Age	Principal Occupation and Other Information

Keith A. Cline	48	Keith A. Cline has served as the Company’s President and Chief Executive Officer since February 18, 2016, after serving as the Company’s Interim President and Chief Executive Officer since September 15, 2015. Mr. Cline has served on the Company’s Board of Directors since September 2015. From January 2013 until November 2015, Mr. Cline was the Company’s Executive Vice President and Chief Financial Officer. From 2011 to 2013, prior to joining the Company, Mr. Cline was Chief Administrative Officer and Chief Financial Officer at Charming Charlie, Inc. and, from 2006 to 2011, Mr. Cline was Senior Vice President of Finance at Express, Inc. Mr. Cline began his career at Arthur Andersen & Company and held financial leadership roles at The J.M. Smucker Company, FedEx Custom Critical and Limited Brands. Mr. Cline is a summa cum laude graduate of the University of Akron with a B.S. in Accounting and a M.B.A. in Finance.

James R. Abrahamson	62	James R. Abrahamson has served on the Company’s Board of Directors since November 2015. Mr. Abrahamson is currently the Chairman of Interstate Hotels & Resorts and previously also served as Interstate’s Chief Executive Officer until March 22, 2017. Prior to joining Interstate in 2011, Mr. Abrahamson held senior leadership positions with InterContinental Hotels Group (“IHG”), Hyatt Corporation, Marcus Corporation and Hilton Worldwide. At IHG, where he served from 2009 to 2011, he was President of the Americas division, and at Hyatt, which he joined in 2004, he was Head of Development for the Americas division. At Marcus, where he served from 2000 to 2004, Mr. Abrahamson led the Baymont Inns and Suites and Woodfield Suites hotels division consisting of approximately 200 properties, both owned and franchised. At Hilton, where he served from 1988 to 2000, Mr. Abrahamson oversaw the Americas region franchise and management contract development for all Hilton brands, and he launched the Hilton Garden Inn brand. Mr. Abrahamson currently serves as Chairman of the board of directors of Vici Properties Inc., a real estate investment trust which owns and develops gaming, hospitality and entertainment destinations which was spun-off from a subsidiary of Caesars Entertainment Corporation. Mr. Abrahamson also serves on the board, and is the immediate past chair, of the American Hotel and Lodging Association and the U.S. Travel Association, where he served as board chair in 2013 and 2014. He holds a degree in Business Administration from the University of Minnesota.

Glenn Alba	46	Glenn Alba has served on the boards of directors of certain of our predecessor entities since 2006 and on the Company’s Board of Directors since 2013. Mr. Alba is President of Opterra Capital, which he founded in December 2017. Until July 2017, Mr. Alba was a Managing Director in the Real Estate Group of Blackstone based in New York. At Blackstone, which Mr. Alba joined in 1997, Mr. Alba was involved in the asset management of a broad range of Blackstone’s real estate investments in the US and Europe including office, hotel, multi-family and industrial assets. While based in the London office from 2001 to 2004, Mr. Alba managed a diverse set of assets in London, Paris and other cities in France as well as portfolio investments across Germany. More recently, Mr. Alba was primarily involved in the hotel sector with management responsibility for various full-service and limited service hotels in the LXR Luxury Resorts portfolio in the U.S. as well as global portfolio management duties. Mr. Alba received a B.S. in Accounting from Villanova University. Mr. Alba currently serves as a member of the President’s Advisory Council and the Real Estate Advisory Council at Villanova University.

Name	Age	Principal Occupation and Other Information

Scott O. Bergren	71	Scott O. Bergren has served on the Company’s Board of Directors since June 2015. Mr. Bergren served as Chief Executive Officer (CEO) of both Pizza Hut (Global) and Yum! Innovation until his retirement in December 2014. Prior to becoming CEO at Pizza Hut (Global) at the end of 2013, Mr. Bergren served as CEO of Pizza Hut (U.S.) beginning in 2011. He also had served as CEO of Yum! Innovation since 2011. Mr. Bergren has held many roles across Yum! Brands, Inc. since 2002, including President and Chief Concept Officer of Pizza Hut Inc., Chief Marketing & Food Innovation Officer for Kentucky Fried Chicken and Yum! Brands in Louisville and Chief Concept Officer of Yum! Restaurants International in Dallas. Mr. Bergren also served as President of Chevys, Inc., a full-service Mexican casual dining concept, from 1995 to March 2002, first as part of PepsiCo, and then as part of a management-led buyout of the company. Prior to 1995, he built and operated Pizza Hut and Kentucky Fried Chicken restaurants in Mexico and Central America working for Tricon Global Restaurants, Inc.’s International Division. Mr. Bergren has also served as President/CEO of Round Table Pizza and Peter Piper Pizza. He served on the Board of Directors of Buffalo Wild Wings, Inc. until its acquisition by Arby’s Restaurant Group, Inc. in February 2018. He currently serves on the board of directors of Wawa, Inc., a privately held convenience store chain. Mr. Bergren is a graduate of Northwestern University and served as a First Lieutenant in the U.S. Army.

Alan J. Bowers	63	Alan J. Bowers has served on the boards of directors of certain of our predecessor entities since 2013 and on the Company’s Board of Directors since February 2014. Mr. Bowers most recently served as President, Chief Executive Officer and a board member of Cape Success, LLC from 2001 to 2004 and of Marketsource Corporation from 2000 to 2001. From 1995 to 1999, Mr. Bowers served as President, Chief Executive Officer and a board member of MBL Life Assurance Corporation. Mr. Bowers held various positions, including Audit and Area Managing Partner, at Coopers & Lybrand, L.L.P. where he worked from 1978 to 1995 and also worked at Laventhol & Horwath, CPAs from 1976 to 1978. Mr. Bowers also serves on the boards of directors of Ocwen Financial Corporation and Walker & Dunlop, Inc. Mr. Bowers previously served on the board of Quadel Consulting Corp. from July 2005 to June 2015 and on the boards and as audit committee chairman of American Achievement Corp. from August 2006 to March 2016; Refrigerated Holdings, Inc. from January 2009 to April 2013; Roadlink Inc. from February 2010 to April 2013; and Fastfrate Holdings, Inc. from July 2008 to June 2011, each a privately held company. Mr. Bowers holds a B.S. in Accounting, from Montclair State University and an M.B.A., Finance and Economics, from St. John’s University and is a Certified Public Accountant in New Jersey.

Henry G. Cisneros	70	Henry G. Cisneros has served on the boards of directors of certain of our predecessor entities since 2013 and on the Company’s Board of Directors since February 2014. Mr. Cisneros currently serves as Chairman of the CityView companies, which he joined in 2003. Mr. Cisneros served as the Secretary of the U.S. Department of Housing and Urban Development from 1992 to 1997 and, prior to that, Mr. Cisneros served four terms as Mayor of San Antonio, Texas. Mr. Cisneros has served as President of the National League of Cities, as Deputy Chair of the Federal Reserve Bank of Dallas and is currently an officer of Habitat for Humanity International. Mr. Cisneros is also currently Chairman of the San Antonio Economic Development Foundation and a member of the advisory boards of the Bill and Melinda Gates Foundation and the Broad Foundation. Mr. Cisneros holds a Bachelor of Arts and a Master’s degree in Urban and Regional Planning from Texas A&M University. Mr. Cisneros also holds a Master’s degree in Public Administration from Harvard University and a Doctorate in Public Administration from George Washington University.

Name	Age	Principal Occupation and Other Information

Giovanni Cutaia	45	Giovanni Cutaia has served on the Company’s Board of Directors since November 2014. Mr. Cutaia is a Senior Managing Director and Head of Global Asset Management in the Real Estate Group of Blackstone. Prior to joining Blackstone in 2014, Mr. Cutaia was at Lone Star Funds where he was a Senior Managing Director and Co-Head of Commercial Real Estate Investments Americas from 2009 to 2014. Prior to Lone Star, Mr. Cutaia spent over 12 years at Goldman Sachs in its Real Estate Principal Investments Area as a Managing Director in its New York and London offices. Mr. Cutaia received a B.A. from Colgate University and an M.B.A. from the Tuck School of Business at Dartmouth College.

Brian Kim	39	Brian Kim has served on the Company’s Board of Directors since November 2014. Mr. Kim is a Managing Director in the Real Estate Group of Blackstone. Since joining Blackstone in 2008, Mr. Kim has played a key role in a number of Blackstone’s investments including the take private and subsequent sale of Strategic Hotels & Resorts, the acquisition of Peter Cooper Village / Stuyvesant Town and the creation of BRE Select Hotels Corp, Blackstone’s select service hotel platform. Prior to joining Blackstone, Mr. Kim worked at Apollo Real Estate Advisors, Max Capital Management Corp. and Credit Suisse First Boston. Mr. Kim has served as a board member, Chief Financial Officer, Vice President and Managing Director of BRE Select Hotels Corp since May 2013 and as Head of Acquisitions and Capital Markets of Blackstone Real Estate Income Trust, Inc. since January 2017. Mr. Kim received an AB in Biology from Harvard College where he graduated with honors.

Mitesh B. Shah	48	Mitesh B. Shah has served on the boards of directors of certain of our predecessor entities since 2013 and on the Company’s Board of Directors since February 2014. He has served as Chairperson of the Company’s Board of Directors since November 2014. Mr. Shah currently serves as Chief Executive Officer and Senior Managing Principal of Noble Investment Group, which he founded in 1993 and which specializes in making opportunistic investments in the lodging and hospitality real estate sector. Mr. Shah is a member of the franchise and owners board for Hyatt Hotels Corporation and is a member of the Industry Real Estate Finance Advisory Council of the American Hotel and Lodging Association. Mr. Shah is serving his third term as a member of the Board of Trustees of Wake Forest University. In addition, he is an executive committee member of Woodward Academy. Mr. Shah holds a Bachelor of Arts in Economics from Wake Forest University.

Gary M. Sumers	65	Gary M. Sumers has served on the Company’s Board of Directors since February 2014. Mr. Sumers was most recently a Senior Managing Director and Chief Operating Officer in the Real Estate Group of Blackstone. From joining Blackstone in 1995 until his retirement at the end of 2013, Mr. Sumers’ activities included heading Blackstone Real Estate Advisors’ (BREA) Strategic Asset Management Group, oversight of all financial reporting activities and responsibility for the property disposition activities. From 1993 to 1995, Mr. Sumers was Chief Operating Officer of General Growth Properties, a publicly traded regional mall REIT. Mr. Sumers also serves on the Washington University board of trustees as well as the Washington University Investment Committee Board of Directors. Mr. Sumers received an A.B. from Washington University in St. Louis, received his law degree from Northwestern University and attended the London School of Economics.

EXECUTIVE OFFICERS

Set forth below is certain information regarding each of our current executive officers as of April 27, 2018 other than Keith A. Cline, whose biographical information is presented under “Directors” above.

Name	Age	Principal Occupation and Other Information

John W. Cantele	57	John W. Cantele has served as the Company’s Executive Vice President and Chief Operating Officer since April 25, 2016. Prior to joining the Company, Mr. Cantele was most recently Global Head, Select Hotels at the Hyatt Hotel Corporation, where he had served since 2011. In his role as Global Head, Select Hotels, Mr. Cantele managed Hyatt’s owned select service hotels, oversaw Hyatt’s franchised hotels operating under the Hyatt House, Hyatt Place and Summerfield Suites brands and was responsible for corporate operations, sales, revenue management and product design. At Hyatt, he also served in the roles of Senior VP, Select Hotels and Senior VP, Hyatt Summerfield Suites/Hyatt House. Prior to that, from 2000 to 2011, Mr. Cantele served as Senior VP of Operations/Partner at LodgeWorks Hotel Corporation. Beginning in 1988, Mr. Cantele served first as General Manager/Director of Sales, Multi-Property and then as VP of Operations of Summerfield Suites Hotels. He remained with Summerfield Suites Hotels through its acquisition by Wyndham International, Inc., where he continued in the role of VP of Operations from 1998 to 2000. Mr. Cantele graduated from the University of Wisconsin at Stout with a B.S. in hospitality management.

Julie M. Cary	52	Julie M. Cary joined La Quinta in 2006 as Executive Vice President and Chief Marketing Officer. Prior to joining the Company, from 2004 to 2006, Ms. Cary served as Vice President at Brinker International, as Vice President of Marketing at Dean Foods from 2003 to 2004, as Senior Manager of Marketing until promoted to Vice President of Marketing at Gerber Products Company from 1998 to 2003 and as Assistant Brand Manager until promoted to Brand Manager at Ralston Purina from 1991 to 1997. Ms. Cary holds an M.B.A. from Washington University and a bachelor’s degree in business administration from the University of Illinois.

Mark M. Chloupek	46	Mark M. Chloupek joined La Quinta as Executive Vice President and General Counsel in 2006 and was named Secretary in 2013. Prior to joining the Company, from 1999 through 2006, Mr. Chloupek served as Vice President and Senior Vice President and Chief Counsel of Operations for Wyndham International, Inc. Prior to joining Wyndham, from 1996 to 1999, Mr. Chloupek worked for Locke Lord LLP (formerly Locke Purnell Rain Harrell—a professional corporation), a Dallas-based law firm. Additionally, Mr. Chloupek currently serves on the board of the Dallas Chapter of the Juvenile Diabetes Research Foundation and formerly served on the board of The Texas General Counsel Forum. Mr. Chloupek received a B.A. in economics from the College of William and Mary, where he graduated Phi Beta Kappa and summa cum laude, and received a J.D. from the University of Virginia School of Law.

James H. Forson	51	James H. Forson has served as the Company’s Executive Vice President, Chief Financial Officer and Treasurer since February 2016. He previously served as the Company’s Interim Chief Financial Officer from November 2015 until February 2016 and as Senior Vice President, Chief Accounting Officer and Treasurer from 2012 until February 2016. Prior to that role, Mr. Forson was Vice President and Controller from 2010, when he joined La Quinta, to 2012 and also served as Acting Chief Financial Officer from 2012 to 2013. Prior to joining La Quinta, Mr. Forson was Audit Senior Manager with Grant Thornton LLP from 2006 through 2010. Mr. Forson graduated from the University of Virginia’s McIntire School of Commerce with a B.S. degree in Commerce with distinction, and is a Certified Public Accountant in Texas.

Rajiv K. Trivedi	55	Rajiv K. Trivedi joined La Quinta in 2000 and has served as the Company’s Executive Vice President since 2006 and as Executive Vice President and Chief Development Officer since 2009. Prior to joining us, from 1992 to 2000, Mr. Trivedi served as Vice President of Franchise Operations at Cendant Corporation and in a variety of key management roles in the hotel industry, including Cendant Corporation. Mr. Trivedi currently serves on the board and is a member of the real estate committee of Children’s Medical Center of Dallas. He is active in numerous civic and industry organizations including the Asian American Hotel Owners Association (AAHOA). Mr. Trivedi graduated from the Maharaja Sayajirao University of Baroda with an M.S. in Math and Business.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires executive officers and directors, a company’s chief accounting officer and persons who beneficially own more than 10% of a company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE. Executive officers, directors, the chief accounting officer and beneficial owners with more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports and written representations from our executive officers, directors and Blackstone, we believe that our executive officers, directors and Blackstone complied with all Section 16(a) filing requirements during 2017.

CORPORATE GOVERNANCE

Our Board of Directors manages or directs our business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board of Directors and four standing committees: the Audit Committee; the Compensation Committee; the Nominating and Corporate Governance Committee; and the Real Estate Committee.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance include:

•	our Board of Directors is not classified and each of our directors is subject to re-election annually;

•	under our Bylaws and our Corporate Governance Guidelines, directors (other than directors designated pursuant to the stockholders’ agreement) who fail to receive a majority of the votes cast in uncontested elections will be required to submit their resignation to our Board of Directors;

•	we have fully independent Audit, Compensation and Nominating and Corporate Governance Committees and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

•	we do not have a stockholder rights plan, and if our Board of Directors were ever to adopt a stockholder rights plan in the future without prior stockholder approval, our Board of Directors would either submit the plan to stockholders for ratification or cause the rights plan to expire within one year; and

•	we have implemented a range of other corporate governance best practices, including placing limits on the number of directorships held by our directors to prevent “overboarding” and implementing a robust director education program.

The stockholders’ agreement described under “Transactions with Related Persons—Stockholders’ Agreement” provides that Blackstone has the right to nominate to our Board of Directors a number of designees approximately equal to the percentage of voting power of all shares of our capital stock entitled to vote generally in the election of directors as collectively beneficially owned by Blackstone. Currently, we have three directors on our Board who are current or former employees of Blackstone and who were recommended by Blackstone as director nominees pursuant to the stockholders’ agreement (Messrs. Alba, Cutaia and Kim), and we have one director on our Board who is a retired employee of Blackstone (Mr. Sumers). The provisions of the stockholders’ agreement regarding the nomination of directors will remain in effect until Blackstone is no longer entitled to nominate a director to our Board of Directors, unless Blackstone requests that they terminate at an earlier date.

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

Our Board of Directors has affirmatively determined that each of Messrs. Abrahamson, Alba, Bergren, Bowers, Cisneros, Cutaia, Kim, Shah and Sumers is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Bowers, Cisneros and Shah is “independent” for purposes of Section 10A(m)(3) of the Exchange Act, and that each of Messrs. Cutaia, Shah and Sumers is “independent” for purposes of Section 10C(a)(3) of the Exchange Act. In making its independence determinations, our Board of Directors considered and reviewed all information known to it (including information identified through annual directors’ questionnaires).

Executive Sessions

Executive sessions, which are meetings of the non-management members of the Board, are regularly scheduled throughout the year. In addition, at least once a year, the independent directors meet in a private session that excludes management and any non-independent directors. Our Chairperson, Mr. Shah, presides at the executive sessions.

Communications with the Board

As described in our Corporate Governance Guidelines, stockholders and other interested parties who wish to communicate with a member or members of our Board of Directors, including the chairperson of our Board of Directors and each of the Audit, Compensation or Nominating and Corporate Governance Committees or with the non-management or independent directors as a group, may do so by addressing such communications or concerns to the General Counsel of the Company, 909 Hidden Ridge, Suite 600, Irving, Texas 75038, who will forward such communication to the appropriate party.

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

The duties and responsibilities of the Audit Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Audit Committee Charter, and include oversight of the following:

•	the adequacy and integrity of our financial statements and our financial reporting and disclosure practices;

•	the soundness of our system of internal controls regarding finance and accounting compliance;

•	the annual independent audit of our combined financial statements;

•	the independent registered public accounting firm’s qualifications and independence;

•	the engagement of the independent registered public accounting firm;

•	the performance of our internal audit function and independent registered public accounting firm; and

•	our compliance with legal and regulatory requirements in connection with the foregoing.

The Audit Committee also prepares the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement.

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

Compensation Committee

Our Compensation Committee consists of Messrs. Cutaia, Shah and Sumers, with Mr. Sumers serving as chair. Each of Messrs. Cutaia, Shah and Sumers has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards applicable to boards of directors in general and compensation committees in particular.

The duties and responsibilities of the Compensation Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Compensation Committee Charter, and include the following:

•	the establishment, maintenance and administration of compensation and benefit policies designed to attract, motivate and retain personnel with the requisite skills and abilities to contribute to the long term success of the Company;

•	oversight of the goals, objectives and compensation of our Chief Executive Officer, including evaluating the performance of the Chief Executive Officer in light of those goals;

•	oversight of the compensation of our other executives and non-management directors;

•	our compliance with the compensation rules, regulations and guidelines promulgated by the NYSE, the SEC and other laws, as applicable; and

•	the issuance of an annual report on executive compensation for inclusion in our annual proxy statement.

With respect to our reporting and disclosure matters, the responsibilities and duties of the Compensation Committee include overseeing the preparation of the Compensation Discussion and Analysis for inclusion in our annual proxy statement and Annual Report on Form 10-K in accordance with applicable rules and regulations of the SEC.

The charter of the Compensation Committee permits the committee to delegate any or all of its authority to one or more subcommittees and to delegate to one or more of our officers the authority to make awards to team members other than any Section 16 officer under our incentive compensation or other equity-based plan, subject to compliance with the plan and the laws of our state of jurisdiction. In addition, the Compensation Committee has the authority under its charter to retain outside consultants or advisors, as it deems necessary or advisable.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Abrahamson, Alba, Bergren and Bowers, with Mr. Alba serving as chair. Each of Messrs. Abrahamson, Alba, Bergren and Bowers has been determined to be “independent” as defined by our Corporate Governance Guidelines and the NYSE listing standards.

The duties and responsibilities of the Nominating and Corporate Governance Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Nominating Corporate Governance Committee Charter, and include the following:

•	advise our Board of Directors concerning the appropriate composition and qualifications of our Board of Directors and its committees;

•	identify individuals qualified to become board members;

•	recommend to the Board the persons to be nominated by the Board for election as directors at any meeting of stockholders;

•	recommend to the Board the members of the board to serve on the various committees of the Board;

•	develop and recommend to the Board a set of corporate governance principles and assist the Board in complying with them; and

•	oversee the evaluation of the Board, the Board’s committees and management.

The charter of the Nominating and Corporate Governance Committee permits the committee to delegate any or all of its authority to one or more subcommittees. In addition, the Nominating and Corporate Governance Committee has the authority under its charter to retain outside counsel or other experts as it deems necessary or advisable.

Real Estate Committee

Our Real Estate Committee consists of Messrs. Bergren, Bowers, Cline, Cutaia and Shah, with Mr. Cutaia serving as chair. The purpose and responsibilities of the Real Estate Committee are set forth in its charter, which may be found at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Real Estate Committee Charter, and include reviewing and approving real estate transactions of the Company or its subsidiaries for sale prices in amounts which are no more than $20 million per transaction or series of related transactions.

The charter of the Real Estate Committee permits the committee to delegate any or all of its authority to one or more subcommittees consisting of one or more non-management members.

Committee Charters and Corporate Governance Guidelines

Our commitment to good corporate governance is reflected in our Corporate Governance Guidelines, which describe our Board of Directors’ views and policies on a wide range of governance topics. These Corporate Governance Guidelines are reviewed from time to time by our Nominating and Corporate Governance Committee and, to the extent deemed appropriate in light of emerging practices, revised accordingly, upon recommendation to and approval by our Board of Directors.

Our Corporate Governance Guidelines, Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Real Estate Committee charters, and other corporate governance information are available on our website at www.lq.com under Investor Relations: Corporate Governance: Governance Documents. Any stockholder also may request them in print, without charge, by contacting the Secretary of La Quinta Holdings Inc., 909 Hidden Ridge, Suite 600, Irving, Texas 75038.

Code of Business Conduct & Ethics

We maintain a Code of Business Conduct & Ethics that is applicable to all of our directors, officers and employees, including our Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior officers. The Code of Business Conduct & Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. This Code of Business Conduct & Ethics also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Code of Business Conduct & Ethics may be found on our website at www.lq.com under Investor Relations: Corporate Governance: Governance Documents: Code of Business Conduct & Ethics.

We will disclose within four business days any substantive changes in or waivers of the Code of Business Conduct & Ethics granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

Item 11.	Executive Compensation

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis below with management. Based on its review and discussion with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

Submitted by the Compensation Committee of the Board of Directors:

Gary M. Sumers, Chair
Giovanni Cutaia
Mitesh B. Shah

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Section Overview

Our executive compensation program is designed to attract and retain individuals with the skills and qualifications to manage and lead the Company effectively. The overarching goal of our program is to motivate our leaders to contribute to the achievement of our financial goals and to focus on long-term value creation for our stockholders.

Our named executive officers, or NEOs, for fiscal 2017 were the following five individuals:

•	Keith A. Cline, our President and Chief Executive Officer;

•	James H. Forson, our Executive Vice President, Chief Financial Officer and Treasurer; and

•	Our three other most highly compensated executive officers who served in such capacities at December 31, 2017, namely:

•	John W. Cantele, our Executive Vice President and Chief Operating Officer;

•	Rajiv K. Trivedi, our Executive Vice President and Chief Development Officer; and

•	Mark M. Chloupek, our Executive Vice President, Secretary and General Counsel.

Executive Summary

Compensation Philosophy and Objectives. Our executive compensation program is designed to implement our compensation philosophy, which is based on the following objectives:

•	Pay for Performance—The executive compensation program should focus our executive team on the successful achievement of key financial, operating and other goals, such that realized pay is based on performance;

•	Promote Core Values—The executive compensation program should support the Company’s core values, which are to enhance our guests’ experience and create enduring relationships by striving for excellence and serving with integrity every day;

•	Align with Shareholder Value—The executive compensation program should align the executive team’s incentives with the long-term interests of the Company and its stockholders;

•	Market Competitive—The executive compensation program should provide competitive pay opportunities within the labor markets in which we compete to support the attraction and retention of highly qualified executives; and

•	Reflect Good Governance—The executive compensation program should reflect sound governance practices and processes, and the Compensation Committee will retain the ability to adapt the program to reflect evolving market practices and governance standards.

Elements of Compensation. Our executive compensation program has three primary elements:

Element	Description and Purpose

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

Long-Term Incentives

•  Variable component of compensation focused on long-term performance and value creation.

•  Designed to motivate and reward long-term achievement of business objectives, align the interests of our executives with stockholders and support the retention of our executives.

Each component is designed to support the Company’s compensation philosophy and objectives.

The Compensation Committee evaluates our executive compensation program annually, or more frequently as circumstances require, to maintain a competitive environment for talent and to ensure that our incentive programs are achieving their desired results. We do not adhere to rigid formulas in determining the amount and mix of compensation elements. We will continue to emphasize pay-for-performance and long-term incentive compensation when designing our executive officers’ compensation.

Say on Pay and Say on Frequency Votes. In 2017, the Compensation Committee considered the outcome of the stockholder advisory vote on 2016 executive compensation when making decisions relating to the compensation of our NEOs and our executive compensation program and policies. Our stockholders voted at our 2017 annual meeting, in a non-binding, advisory vote, on the 2016 compensation paid to our NEOs. Approximately 97% of the votes were cast in favor of the Company’s 2016 compensation decisions. Based on this level of support, the Compensation Committee decided that the say on pay vote result did not necessitate any substantive changes to our compensation program.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, stockholders can vote on the frequency of say-on-pay voting once every six years. We expect this vote to next occur at our 2021 annual meeting. Until that time, we expect to hold an advisory, non-binding say-on-pay vote on an annual basis.

Compensation Determination Process

Role of the Compensation Committee. Our Compensation Committee is responsible for making all executive compensation determinations. In reviewing and approving the compensation of our executive officers, including our NEOs, the Compensation Committee considers many factors, including the advice of its compensation consultant, the alignment of pay outcomes with Company performance and stockholder interests and competitive market data.

Role of Management. Mr. Cline works closely with the Compensation Committee in managing the executive compensation program and attends some meetings of the Compensation Committee. He does not participate in the determination of his own compensation.

Role of Compensation Consultants. In late 2014 the Compensation Committee retained the services of Meridian Compensation Partners, LLC (“Meridian”) to serve as its independent compensation consultant. As requested by the Compensation Committee, Meridian has advised and is expected to continue to advise the Compensation Committee with respect to executive officer compensation, including executive compensation programs (including short- and long-term incentive plans), individual compensation levels, the peer companies used to assess compensation levels and marketplace trends in executive compensation. Meridian also assisted with the preparation of this Compensation Discussion and Analysis. Except as set forth above, Meridian does not provide any services to the Company other than advising on executive officer and director compensation and related matters. In April 2018, the Compensation Committee determined that Meridian is independent from management and that Meridian’s work has not raised any conflicts of interest.

Use of Comparative Market Data. Our goal is to compensate our executive officers competitively in the market for executive talent. When determining final target pay levels, the Compensation Committee reviews and considers individual factors, such as the knowledge, experience and capabilities of each executive.

To gain a general understanding of current compensation practices, the Compensation Committee reviews pay of executives serving in similar positions at peer companies with whom we compete for hiring and retaining executive talent. The external market data reviewed for 2017 included target total compensation (i.e. the sum of the base salary, target annual incentive and target long-term incentive) among a group of peer companies. The Compensation Committee reviewed and discussed the external market data, and used the data to inform its compensation decisions.

In 2017, the Compensation Committee, with the assistance of Meridian, selected a group of peer companies, which we refer to as our “Peer Group.” Meridian provided the Compensation Committee with annual (base salary and annual incentive) and long-term (equity and long-term cash incentive) compensation information with respect to the Peer Group.

The criteria used for selecting the Peer Group included industry, lodging property focus, performance, company size (as measured by revenue, enterprise value, number of properties and number of rooms), business mix, geographic location, and those companies for which we believe we compete for shareholder dollars, customers and/or executive talent.

The Peer Group for 2017 consisted of the following companies:

Choice Hotels International Inc.	Host Hotels & Resorts	RLJ Lodging Trust

Clubcorp Holdings. Inc.	Hyatt Hotels Corp.	Ryman Hospitality Properties, Inc.

Diamondrock Hospitality Co.	Intercontinental Hotels	Summit Hotel Properties

Extended Stay America, Inc.	Lasalle Hotel Properties	Vail Resorts

Hersha Hospitality Trust	Marcus Corp.	Wyndham Worldwide Corporation

The Company also reviewed the structure of the compensation programs of Hilton Worldwide Holdings Inc. and Marriott International, Inc. but did not consider the total target compensation of executives at those companies as compensation at those companies was not considered comparable due to their larger size relative to La Quinta.

Elements of Compensation

There are three main components to our executive compensation program: base salary, annual cash incentive compensation and long-term equity compensation. In 2017, we also granted our NEOs special retention awards to encourage and reward their continued focus and energy on making objective business decisions that are in the best interests of the Company and its stockholders as we pursue the Spin-Off (as defined below). See “—2017 Retention Awards” below.

Base Salary

We believe it is important to provide a competitive fixed level of pay to attract and retain experienced and successful executives. In determining the amount of base salary that each NEO receives, we look to the executive’s current compensation, time in position, any change in the executive’s position or responsibilities and the relation of the executive’s position to those of other executives within the Company and in similar positions at peer companies. Base salaries are reviewed annually or at other times when appropriate and may be increased from time to time pursuant to such review. In March 2017, in connection with our annual review, we determined to increase the salaries of each of our NEOs as follows: Mr. Cline, from $750,000 to $772,500; Mr. Forson, from $400,000 to $425,000; Mr. Cantele, from $475,000 to $495,000; Mr. Trivedi, from $470,000 to $495,000; and Mr. Chloupek, from $365,000 to $400,000. In addition to taking into account the Peer Group information provided by Meridian, the Compensation Committee also considered the Company’s interest in encouraging the NEOs’ continued focus and energy on making objective business decisions that are in the best interests of the Company and its stockholders as we pursue the separation of our real estate business, which will be included in our subsidiary CorePoint Lodging Inc. (“CorePoint”), from our franchise and management businesses (the “Spin-Off”). The following table reflects our NEOs’ base salaries at the end of 2016 and 2017:

Name	Base Salary as of December 31, 2016	Base Salary as of December 31, 2017
Keith A. Cline	$750,000	$772,500
James H. Forson	$400,000	$425,000
John W. Cantele	$475,000	$495,000
Rajiv K. Trivedi	$470,000	$495,000
Mark M. Chloupek	$365,000	$400,000

2017 Annual Cash Incentive Compensation

Our annual cash incentive compensation plan for the year ended December 31, 2017 (the “2017 Cash Bonus Plan”) compensated and rewarded successful achievement of both short-term financial and non-financial goals that were closely aligned with the long-term goals of the Company. The payout under the 2017 Cash Bonus Plan was based on the financial performance of the Company or a combination of (1) the financial performance of the Company and (2) individual strategic objectives. For Mr. Cline, the financial performance of the Company composed 100% of his total award opportunity and for each of our other NEOs, the financial performance of the Company composed 80% of the total award opportunity and individual strategic objectives composed 20% of the total award opportunity. For each of the NEOs, the threshold, target and maximum annual bonus opportunity for the year ended December 31, 2017, expressed as a percentage of such NEO’s base salary, was as follows: 50%, 100% and 150%, respectively.

2017 Financial Component Goals and Results

The financial component of each NEO’s annual bonus opportunity was based on (1) Adjusted EBITDA (as defined under Note 17: “Segments” to our Consolidated Financial Statements in Part II, Item 8 of the 2017 10-K), as may be further adjusted for other unusual items as determined by the Compensation Committee) and (2) Net Promoter (as described in our 2017 10-K). For fiscal 2017, for Mr. Cline, Adjusted EBITDA composed 70% of the financial component and Net Promoter composed 30% of the financial component. For each of the other NEOs, Adjusted EBITDA composed 50% of the total award opportunity and Net Promoter composed 30% of the total award opportunity (with the remaining 20% consisting of individual strategic objectives). These financial measures were chosen because they are key indicators of Company profitability and guest satisfaction. The following table sets forth the threshold, target and maximum amounts for each of the financial components, as well as the payout percentages for each category.

	Threshold	Target	Maximum
Adjusted EBITDA	$320 million	$335 million	$350 million
Net Promoter	43.9	44.4	44.9
Payout Percentage of Target	50%	100%	150%

To the extent that actual performance fell between the applicable threshold, target or maximum levels for the Net Promoter component, payouts were determined using linear interpolation. To the extent that actual performance fell between the applicable threshold, target or maximum levels for the Adjusted EBITDA component, payouts were determined based on the curve set forth below.

Adjusted EBITDA Target Chart
175%
150%
125%
100%
75%
50%
25%
0%
Payout as a % of Target
Maximum
Target
Threshold
90%
93%
95%
98%
100%
103%
105%
108%
110%
La Quinta 2017 EBITDA (as a % of Target)

2017 Individual Strategic Objectives and Results

The remaining 20% of the potential total award opportunity for Messrs. Forson, Cantele, Trivedi and Chloupek was based on their individual performance relative to individual performance criteria. For example, for Mr. Forson, the individual strategic objective criteria consisted of regulatory compliance, and support of the execution of the Spin-Off; for Mr. Cantele, the criteria consisted of the successful execution of 50 hotel repositionings, the design and implementation of a 2017 renovation and repositioning plan for the Company’s Inns and Inns & Suites, and successful achievement of ADR growth goals for the Company’s Inns & Suites; for Mr. Trivedi, the criteria consisted of establishing standard operating procedures for use by franchisee construction and operations teams, commodity purchase goals, goals relating to the franchise operations relaunch of the Company’s “Here for You” campaign, goals relating to visits to recently opened properties, and asset sale goals; for Mr. Chloupek, the criteria consisted of goals relating to compliance assessments, resolving within a certain timeframe certain employee and third party claims, internal compliance goals, and support of the execution of the Spin-Off. Individual performance with respect to these goals was measured at set threshold, target and maximum levels, with corresponding payout percentages at each of these levels (50%, 100% and 150%, respectively) for Messrs. Forson, Cantele, Trivedi and Chloupek.

Determination of 2017 Cash Bonus Plan Payouts

The following table shows the actual results based on the Company’s actual fiscal 2017 performance and the payout percentages with respect to each of the financial components.

	Adjusted EBITDA	Net Promoter
Actual Performance	$326.9 million	45.6
Payout Percentage—Messrs. Cline, Forson, Cantele, Trivedi and Chloupek	83.7%	150%

Actual amounts paid under the 2017 Cash Bonus Plan were then calculated by multiplying each NEO’s base salary in effect as of March 6, 2017 by his target bonus percentage. For Mr. Cline, the target bonus potential was then multiplied by a combined achievement factor based on the weighted average of Adjusted EBITDA payout percentage and the Net Promoter payout percentage and, for Messrs. Forson, Cantele, Trivedi and Chloupek, by a combined achievement factor based on the weighted average of Adjusted EBITDA payout percentage, the Net Promoter payout percentage and the individual strategic objective payout percentage. Based on the performance achieved, each of the NEOs earned an annual bonus for 2017 under the 2017 Cash Bonus Plan as follows, which amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table”:

Name	2017 base salary	Target bonus as a percentage of base salary	Target bonus potential	Achievement factor as a percentage of target	2017 annual bonus
Keith A. Cline	$772,500	100%	$772,500	103.59%	$800,233
James H. Forson	$425,000	100%	$425,000	116.85%	$496,613
John W. Cantele	$495,000	100%	$495,000	116.85%	$578,408
Rajiv K. Trivedi	$495,000	100%	$495,000	116.85%	$578,408
Mark M. Chloupek	$400,000	100%	$400,000	116.85%	$467,400

2017 Retention Awards

To encourage and reward the continued focus and energy of certain employees, including our NEOs, on making objective business decisions that are in the best interests of the Company and its stockholders as we pursue the Spin-Off, on January 17, 2017, the Board of Directors adopted and approved the La Quinta Holdings Inc. Retention Bonus Plan (the “2017 Retention Plan”), which provides for the payment of awards to specified eligible employees, including the NEOs, upon the occurrence of a specified date or event.

Under the 2017 Retention Plan, the NEOs were granted awards with the following values: $1,875,000 for Mr. Cline; $750,000 for Mr. Forson; $890,625 for Mr. Cantele; $587,500 for Mr. Trivedi; and $912,500 for Mr. Chloupek. These retention awards are payable 50% in cash and 50% in shares of restricted stock. The shares of restricted stock were granted pursuant to the Amended and Restated La Quinta Holdings Inc. 2014 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) on January 23, 2017, and the number of shares of restricted stock granted was equal to the value of the award payable in restricted shares divided by the per share fair value of the Company’s common stock on January 17, 2017.

The cash portion of a retention award is payable, and shares of restricted stock vest, on the earliest to occur of the following, subject, in each case, to an NEO’s continued employment through such date: (i) April 17, 2018; (ii) the date that is six months from the consummation of a significant corporate event (as defined in the 2017 Retention Plan); (iii) the date of an NEO’s termination of employment (x) by the Company without cause (as defined in the 2017 Retention Plan) at any time following January 17, 2017 or (y) by the NEO with good reason (as defined in the 2017 Retention Plan) within the six months prior to, or on or following, a significant corporate event; or (iv) the date of a change in control (as defined in the 2017 Retention Plan).

Long-Term Equity Compensation

The following description of our long-term equity compensation program focuses on our time-vesting and performance-based equity awards, which reflect our current pay for performance philosophy and approach towards compensation.

2017 Equity Awards

In addition to the restricted stock granted to our NEOs under the 2017 Retention Plan in January 2017, in March 2017, in connection with our annual review of our compensation for executives, the Compensation Committee determined to grant to each of our NEOs the following awards under the Omnibus Incentive Plan: (1) time-vesting restricted stock (“time-vesting restricted stock award”) (50% of the total target value of the March 2017 equity awards) and (2) performance-vesting performance share units (“PSUs”) (50% of the total target value of the March 2017 equity awards). The relative mix of these two awards reflects the Compensation Committee’s determination to balance our goals of aligning the interests of our executives with that of stockholders and retaining our executives.

Time-Vesting Restricted Stock. The time-vesting restricted stock awards granted in fiscal 2017 vest in three equal annual installments, with the first one-third of the total number of shares granted vesting on December 31, 2017, the second one-third of the total number of shares granted vesting on December 31, 2018, and the remainder of the number of shares granted vesting on December 31, 2019, subject to the executive’s continued employment through the applicable vesting date.

Performance Share Units (“PSUs”). The PSUs granted in fiscal 2017 are settled after the end of the performance period, which begins on January 1, 2017 and ends on December 31, 2019, based on the Company’s total shareholder return relative to the total shareholder returns of members of a peer company group (“relative total shareholder return”), as defined in the PSU agreement. For a description of the peer company group, see “Narrative to Summary Compensation Table and Fiscal 2017 Grants of Plan-Based Awards—Equity Awards—2017 Equity Awards—Performance Share Units (“PSUs”)” below. The actual value of the PSUs that become vested based on the performance measure (relative total shareholder return) is based on an achievement factor which, in each case, ranges from a 33% payout for threshold performance, to 100% for target performance, to 200% for maximum performance. To the extent that actual performance falls between the applicable threshold, target or maximum levels, payouts will be determined using linear interpolation. In the event that Absolute TSR (as defined below under “Narrative to Summary Compensation Table and Fiscal 2017 Grants of Plan-Based Awards—Equity Awards—2017 Equity Awards—Performance Share Units (“PSUs”)”) has a negative value, the resulting award is capped at 1.5 times the target award.

The table below sets forth the total target value of the equity awards granted to our named executive officers in March 2017 as well as the target value of the PSU award, assuming that the target level of performance is achieved, and the fair market value on the grant date of the time-vesting restricted stock award.

Name	Total Target Value	Time-Vesting Restricted Stock		Target PSU Value
		Value	Number of Shares
Keith A. Cline	$3,000,000	$1,500,000	110,214	$1,500,000
James H. Forson	$850,000	$425,000	31,228	$425,000
John W. Cantele	$800,000	$400,000	29,391	$400,000
Rajiv K. Trivedi	$800,000	$400,000	29,391	$400,000
Mark M. Chloupek	$700,000	$350,000	25,717	$350,000

Settlement of Previously Granted PSUs

In February 2018, following the completion of the 3-year performance period of January 1, 2015 through December 31, 2017, we settled the PSU awards that were granted in 2015. Performance goals for the 2015 PSU awards were established by the Compensation Committee in February 2015. At the time the performance goals were established, the metric that was selected was total shareholder return relative to the total shareholder returns of members of a peer company group (“relative TSR”), as defined in the PSU agreement. The actual value of the PSUs that become vested based on relative TSR ranges from a 33% payout for threshold performance, to 100% for target performance, to 200% for maximum performance. The threshold, target and maximum goals for these performance measures and the actual performance are shown in the below table:

Measurement	Weighting	Threshold	Target	Maximum	Actual	Earned (% of Target)
Relative TSR	100%	30th percentile	50th percentile	90th percentile	22nd percentile	0.0%

Based on the Company’s performance as set forth in the chart above, the actual value of the 2015 PSU award was equal to 0% of the target PSU value for each of our NEOs because the Company did not achieve threshold performance for the performance measure.

Other Benefits and Perquisites

Our executives, including our NEOs, are eligible for specified benefits, such as group health, dental, long- and short-term disability insurance, accidental death and dismemberment insurance and employer-paid basic life insurance premiums. These benefits are intended to provide competitive and adequate protection in case of sickness, disability or death. In addition, we generally provide specified perquisites to our NEOs, when determined to be necessary and appropriate, including employer-paid executive physical examinations. In addition, until March 2017, we provided car allowances to certain of our executives. The value of perquisites and other personal benefits are reflected in the “All Other Compensation” column of the “Summary Compensation Table” and the accompanying footnote. We believe that these benefits are competitive in our industry and consistent with our overall compensation philosophy.

Retirement Benefits

The Company maintains a tax-qualified 401(k) plan in which all of our corporate employees, including our NEOs, are eligible to participate and under which the Company matches each employee’s contributions dollar-for-dollar up to 3% of such employee’s eligible earnings and $0.50 for every $1.00 for the next 2% of the employee’s eligible earnings. The maximum match available under the 401(k) plan is 4% of the employee’s eligible earnings. All matching contributions by us are always fully vested.

Severance Benefits

To encourage and reward our executives’ continued focus and energy on making objective business decisions that are in the best interests of the Company and its stockholders as we pursue the Spin-Off and to provide greater certainty regarding executive pay obligations in the context of planning and negotiating any potential corporate transactions, on January 17, 2017, the Board of Directors adopted and approved the La Quinta Holdings Inc. Executive Severance Plan (the “Severance Plan”) for employees of the Company at the level of Vice President and above, including the NEOs. The Severance Plan provides for payment of severance and other benefits to eligible executives, including the NEOs, in the event of a termination of employment with the Company without cause or for good reason (each as defined in the Severance Plan), or in the event of a termination with the Company as a result of retirement, death, or disability (as such terms are defined in the Severance Plan), in each case, subject to the (i) executive’s execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with the executive’s confidentiality, non-interference and invention assignment obligations to the Company. See “Potential Payments Upon Termination or Change in Control—Executive Severance Plan Adopted in 2017.”

The terms of Mr. Chloupek’s employment agreement also provide severance protection to Mr. Chloupek in the case of specified qualifying termination events. The severance payments under Mr. Chloupek’s employment agreement are contingent upon his execution of a release of claims and compliance with specified post-termination restrictive covenants. While Mr. Chloupek’s employment agreement contains severance terms applicable to him, he is eligible to receive benefits under the Severance Plan only to the extent that any amounts due and payable under the Severance Plan are greater than and in addition to the amount due and payable to Mr. Chloupek under his employment agreement.

In addition, each of our equity award agreements contains severance provisions.

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

Stock Ownership Policy

We have an executive stock ownership policy for our NEOs, which provides the following guidelines relating to stock ownership by each of our NEOs within five years of the later of (x) the date on which we made our first broad-based equity incentive grants following our initial public offering (which was June 11, 2014) or (y) the date he or she first becomes subject to the stock ownership policy:

•	Chief Executive Officer: 4 times base salary

•	All other executive officers: 2 times base salary

The NEOs each currently have stock ownership that meets the levels shown above.

Hedging and Pledging Policies

The Company’s Insider Trading Policy requires executive officers and directors to consult the Company’s General Counsel prior to engaging in transactions involving the Company’s securities. In order to protect the Company from exposure under insider trading laws, executive officers and directors are encouraged to enter into pre-programmed trading plans under Exchange Act Rule 10b5-1. The Company’s Insider Trading Policy prohibits directors and executive officers from hedging or monetization transactions including, but not limited to, through the use of financial instruments such as exchange funds, variable forward contracts, equity swaps, puts, calls, and other derivative instruments, or through the establishment of a short position in the Company’s securities. The Company’s Insider Trading Policy limits the pledging of Company securities to those situations approved by the Company’s General Counsel.

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

Tax and Accounting Considerations

The Compensation Committee recognizes the tax and regulatory factors that can influence the structure of executive compensation programs. Generally, Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended (the “Code”) limits the Company’s federal income tax deduction for compensation in excess of $1 million paid to NEOs in any one year. Historically, “performance-based” compensation, within the meaning of Section 162(m) was excluded from the limitation as long as specified requirements were met, and we designed our Omnibus Incentive Plan in a manner intended to allow us to utilize this performance-based exception. For 2017, we considered the application of Section 162(m) in awarding compensation to our NEOs, and designed a portion of the compensation awards granted to our NEOs in a manner intended to qualify as performance-based compensation. However, we did not design our 2017 Retention Plan in a manner intended to comply with the performance-based exception to Section 162(m). Moreover, as a result of the elimination of the performance-based compensation exemption at the end of 2017, subject to certain “grandfathering” rules, we will no longer be permitted to take deductions for performance-based compensation, and therefore, we anticipate that compensation decisions will not be made with as much, if any, focus on the application of Section 162(m).

The Compensation Committee also considers the accounting implications of the various elements of our compensation program, including the impact on our financial results and the dilutive impact to stockholders of various forms of compensation.

Compensation Actions taken in 2018

2018 Retention Awards

On January 30, 2018, the Board of Directors adopted and approved the La Quinta Holdings Inc. Project Longhorn Retention Bonus Plan (the “2018 Retention Plan”), effective as of April 18, 2018, which provides for the payment of cash awards to specified eligible employees, including the NEOs, upon the occurrence of a specified date or event.

The Board of Directors adopted and approved the 2018 Retention Plan to encourage and reward the continued focus and energy of certain employees, including the NEOs, on making objective business decisions that are in the best interests of the Company and its stockholders as it pursues the consummation of the proposed merger (the “Merger”) of WHG BB Sub, Inc. (“Merger Sub”), a Delaware corporation and an indirect wholly-owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”) with and into the Company in accordance with and subject to the terms of the Agreement and Plan of Merger, dated as of January 17, 2018, by and among the Company, Wyndham Worldwide and Merger Sub.

Under the 2018 Retention Plan, the NEOs were granted cash awards with the following values: $750,000 for Mr. Cline; $300,000 for Mr. Forson; $356,250 for Mr. Cantele; $235,000 for Mr. Trivedi; and $365,000 for Mr. Chloupek. The retention award is payable on the earliest to occur of the following, subject, in each case, to an NEO’s continued employment through such date: (i) October 31, 2018; and (ii) the date of an NEO’s Qualifying Covered Termination (as defined in the 2018 Retention Plan). Any participant in the 2018 Retention Plan (including the NEOs) who begins employment with CorePoint prior to October 31, 2018 will forfeit the value of his or her retention award under the 2018 Retention Plan. The consummation of the Merger will have no effect on the vesting of awards granted under the 2018 Retention Plan.

Employee Matters Agreement

In connection with the Spin-Off, La Quinta entered into an Employee Matters Agreement with CorePoint (the “EMA”), which among other items, provides for the conversion of La Quinta performance share units (“PSUs”) into La Quinta time-vesting restricted stock awards (“RSAs”) upon the Spin-Off. The EMA generally provides that outstanding PSUs issued under the Omnibus Incentive Plan will be converted to RSAs based on deemed satisfaction of applicable performance criteria at (i) the greater of target or actual performance levels in respect of applicable performance periods that have ended on or prior to the end of the fiscal quarter ending immediately prior to the fiscal quarter in which the spin-off occurs (i.e., the portion of the applicable performance period representing the number of fiscal quarters that have elapsed since the commencement of the applicable performance period), and (ii) target performance levels in respect of performance periods that have not ended prior to such fiscal quarter. RSAs received in connection with the conversion of PSUs will continue to be subject to vesting based on the holder’s continued employment with La Quinta or CorePoint, as applicable, through the end of the applicable performance period to which such PSUs relate.

It is currently expected that PSUs which were granted in 2016, other than PSUs granted to Mr. Cantele in 2016, will be converted to RSAs based on deemed satisfaction of the applicable performance criteria at target levels and PSUs that were granted in 2017, as well as those were granted to Mr. Cantele in 2016, will be converted to RSAs based on deemed satisfaction of the applicable performance criteria at actual performance levels.

Tabular Executive Compensation Disclosure

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our NEOs for the fiscal years indicated.

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Keith A. Cline	2017	768,555	—	4,159,607	800,233	16,440	5,744,835
President and Chief Executive Officer	2016	714,984	500,000	3,785,707	337,500	15,097	5,353,288
	2015	479,912	—	1,252,750	227,976	14,767	1,975,405
James H. Forson	2017	420,616	—	1,285,869	496,613	13,409	2,216,507
Executive Vice President and Chief Financial Officer and Treasurer	2016	383,607	150,000	959,100	306,000	11,742	1,810,449
	2015	272,986	—	279,838	64,900	15,276	633,000

John W. Cantele	2017	491,493	—	1,300,847	578,408	13,609	2,384,357
Executive Vice President and Chief Operating Officer	2016	326,420	—	1,494,309	249,711	142,918	2,213,358

Rajiv K. Trivedi	2017	490,616	—	1,152,170	578,408	16,191	2,237,385
Executive Vice President and Chief Development Officer	2016	470,000	—	1,710,393	299,625	27,979	2,507,997
	2015	467,315	—	885,606	199,327	27,350	1,579,598

Mark M. Chloupek	2017	393,863	—	1,203,585	467,400	24,297	2,089,145
Executive Vice President, Secretary and General Counsel	2016	365,000	—	1,007,793	279,225	27,713	1,679,731
	2015	362,986	—	632,526	172,280	27,849	1,195,641

(1)	The base salaries of the NEOs were increased on March 6, 2017 as follows: in the case of Mr. Cline, from $750,000 to $772,500; in the case of Mr. Forson, from $400,000 to $425,000; in the case of Mr. Cantele, from $475,000 to $495,000; in the case of Mr. Trivedi, from $470,000 to $495,000; and in the case of Mr. Chloupek, from $365,000 to $400,000.
(2)	Represents the aggregate grant date fair value of stock awards granted during fiscal 2017, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”), without taking into account estimated forfeitures. The fiscal 2017 stock awards consist of the grants of time-vesting restricted stock awards and PSUs. Terms of the fiscal 2017 stock awards are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above and in the “Narrative to Summary Compensation Table and Fiscal 2017 Grants of Plan-Based Awards” below. The assumptions made when calculating the amounts are found in Note 15: “Equity-Based Compensation” to our Consolidated Financial Statements in Part II, Item 8 of our 2017 10-K. The final PSU value of the PSUs granted in fiscal 2017 will be determined subject to achievement under the relative total shareholder return measure. As the PSUs are only subject to market conditions and a service period requirement as defined under Topic 718, they have no maximum grant date fair values that differ from the fair values presented in the table.
(3)	Amounts in this column for fiscal 2017 include the amounts earned under the annual bonus plan. See “Compensation Discussion and Analysis—Elements of Compensation—2017 Annual Cash Incentive Compensation.”
(4)	All other compensation for fiscal 2017 includes 401(k) matching contributions of $10,800 for each of our NEOs. For each of our NEOs, perquisites and other personal benefits included employer-paid long-term disability insurance, employer-paid short-term disability insurance, employer-paid accidental death and dismemberment insurance and employer-paid life insurance. In addition, for Messrs. Cline and Chloupek, perquisites and other personal benefits included the employer-paid executive physical; and for Messrs. Trivedi and Chloupek, a car allowance, which car allowance was discontinued in March 2017.

Fiscal 2017 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards to our NEOs during the fiscal year ended December 31, 2017.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units(3) (#)	Awards(4) ($)
Keith A. Cline	2017 Cash Bonus Plan		115,875	772,500	1,158,750
	2017 Retention Restricted Stock	01/23/2017							65,790	919,744
	Time-Vesting Restricted Stock Grant	03/06/2017							110,214	1,500,013
	Performance Share Units Grant	03/06/2017				35,792	108,460	216,920		1,739,850

James H. Forson	2017 Cash Bonus Plan		14,025	425,000	637,500
	2017 Retention Restricted Stock	01/23/2017							26,316	367,898
	Time-Vesting Restricted Stock Grant	03/06/2017							31,228	425,013
	Performance Share Units Grant	03/06/2017				10,142	30,731	61,462		492,958
John W. Cantele	2017 Cash Bonus Plan		16,335	495,000	742,500
	2017 Retention Restricted Stock	01/23/2017							31,250	436,875
	Time-Vesting Restricted Stock Grant	03/06/2017							29,391	400,012
	Performance Share Units Grant	03/06/2017				9,545	28,923	57,846		463,960

Rajiv K. Trivedi	2017 Cash Bonus Plan		9,900	495,000	742,500
	2017 Retention Restricted Stock	01/23/2017							20,615	288,198
	Time-Vesting Restricted Stock Grant	03/06/2017							29,391	400,012
	Performance Share Units Grant	03/06/2017				9,545	28,923	57,846		463,960

Mark M. Chloupek	2017 Cash Bonus Plan		10,000	400,000	600,000
	2017 Retention Restricted Stock	01/23/2017							32,018	447,612
	Time-Vesting Restricted Stock Grant	03/06/2017							25,717	350,008
	Performance Share Units Grant	03/06/2017				8,352	25,308	50,616		405,965

(1)	Reflects the possible payouts of cash incentive compensation under the 2017 Cash Bonus Plan. The actual amounts paid are reflected in the “Non-Equity Inventive Plan Compensation” column of the “Summary Compensation Table” and described in “Compensation Discussion and Analysis—Elements of Compensation—2017 Annual Cash Incentive Compensation” above.
(2)	Reflects PSU grants, the terms of which are summarized in the narrative below and under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above. The number of shares shown in the table was determined for our NEOs other than Mr. Cantele by dividing the threshold, target, and maximum value of the PSU award by the 20-day trailing average closing price of the Company’s common stock on December 30, 2016 ($13.83 per share).
(3)	Reflects time-vesting restricted stock grants and 2017 Retention Plan stock grants, the terms of which are summarized under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” above.
(4)	Represents the grant date fair value of each equity award computed in accordance with Topic 718, without taking into account estimated forfeitures.

Narrative to Summary Compensation Table and Fiscal 2017 Grants of Plan-Based Awards

Employment Agreements

In connection with his appointment as President and Chief Executive Officer, we entered into the Cline Offer Letter, dated February 18, 2016, with Mr. Cline. In connection with his appointment as Executive Vice President and Chief Operating Officer, we entered into the Cantele Offer Letter, dated April 13, 2016, with Mr. Cantele. We also entered into an employment agreement, dated as of August 20, 2003, as amended August 17, 2005, with Mr. Chloupek. We do not have employment agreements with any of our other NEOs. For a description of the provisions of the Cline Offer Letter and Mr. Chloupek’s employment agreement related to payments upon termination of employment or a change in control, see “Potential Payments Upon Termination or Change in Control” below.

Mr. Cline

In connection with his appointment as President and Chief Executive Officer in February 2016, the Compensation Committee and the Board, after consultation with Meridian, approved the following compensation arrangement, reflected in the Cline Offer Letter, for Mr. Cline:

•	Base salary of $750,000, subject to increase (but not decrease), which base salary was increased to $772,500 as of March 6, 2017.

•	Target annual cash incentive opportunity equal to 100% of his base salary.

•	Target long-term incentive opportunity of $2.75 million for the 2016 fiscal year.

Mr. Cantele

In connection with his appointment as Executive Vice President and Chief Operating Officer, the Company entered into the Cantele Offer Letter with Mr. Cantele. The Cantele Offer Letter provides that Mr. Cantele will be the Company’s Executive Vice President and Chief Operating Officer with the following compensation and benefits: (i) an annual base salary of $475,000, subject to increase (but not decrease), which base salary was increased to $495,000 as of March 6, 2017; (ii) an annual bonus opportunity with a target amount equal to 100% of his base salary, with the actual bonus amount based upon achievement of Company and individual performance targets established by the Compensation Committee for the fiscal year to which the bonus relates; provided that, the annual bonus for the 2016 fiscal year would be pro-rated to reflect Mr. Cantele’s partial year of service; (iii) eligibility to receive annual grants under the Company’s long-term incentive program in amounts and in a form determined by the Compensation Committee; provided that, for the 2016 fiscal year, Mr. Cantele’s long-term incentive award would have a target value of $900,000.

Mr. Chloupek

Mr. Chloupek’s employment agreement, dated as of August 20, 2003, as amended August 17, 2005, provides that he is to serve as Senior Vice President, is eligible to receive a base salary (which was increased to $400,000 as of March 6, 2017), and is eligible to receive a cash incentive compensation award, which amounts shall be determined by the Compensation Committee. The employment agreement provides for an initial three-year employment term that extends automatically for additional one-year periods, unless we or Mr. Chloupek elects not to extend the term.

Equity Awards

2017 Equity Awards—Restricted Stock

On January 23, 2017, we made restricted stock grants to each of our NEOs under the 2017 Retention Plan. For a description of these awards, see “Compensation Discussion and Analysis—Elements of Compensation—Cash Bonus Opportunities—2017 Retention Awards” above. The vesting terms of these restricted stock awards upon a termination or change in control are summarized below in “Potential Payments Upon Termination or Change in Control.”

On March 6, 2017, we granted the time-vesting restricted stock awards pursuant to our long-term incentive plan to each of our NEOs. For a description of these awards, see “Compensation Discussion and Analysis—Long-Term Equity Compensation” above. The vesting terms of the time-vesting restricted stock awards upon termination or a change in control are summarized below in “Potential Payments Upon Termination or Change in Control.”

2017 Equity Awards—Performance Share Units (“PSUs”)

On March 6, 2017, we granted PSUs pursuant to our long-term incentive plan to each of our NEOs, which awards are described generally above under “Compensation Discussion and Analysis—Long-Term Equity Compensation.” The vesting terms of the PSUs upon an executive’s termination or a change in control are summarized in “Potential Payments Upon Termination or Change in Control” below. The grants of PSUs that we made in 2017 have a performance period beginning on January 1, 2017 and ending on December 31, 2019. The Compensation Committee determined that the compensation opportunity under these grants will be based on relative total shareholder return over the performance period. The Compensation Committee believes that the performance goals described below for the PSUs are reasonably attainable, yet provide an appropriate incentive to maximize our performance and shareholder value. The Compensation Committee believes that achievement of maximum performance against the relative total shareholder return goal would require exceptional corporate performance over the performance period.

Relative Total Shareholder Return. The final PSU value will be determined at the end of the performance period based upon the Company’s total shareholder return, calculated as set forth below, as compared to the total shareholder return of the comparison companies listed below.

The Company’s total shareholder return performance (“Absolute TSR”) is calculated as the compounded annual growth rate, expressed as a percentage (rounded to the nearest tenth of a percentage (0.1%)), in the value per share of common stock during the performance period due to the appreciation in the price per share of our common stock and dividends paid during the performance period (assuming dividends are reinvested).

In order to compare the Company’s total shareholder return with that of our comparison companies, each company is ranked in order of its total shareholder return. The Company’s percentile rank among the comparison companies results in an achievement factor that is then used to determine the final PSU value as follows:

Performance Level	Percentage of Target PSU Value that Vests
Maximum	200%
Target	100%
Threshold	33%
Below Threshold	0%

To the extent that actual performance falls between the applicable threshold, target or maximum levels, payouts will be determined using linear interpolation. In the event that Absolute TSR has a negative value, the resulting award will be capped at 1.5 times the target award.

For the fiscal 2017 grants, the following comparison companies are used for measuring relative total shareholder return for the PSUs. Only such companies that are public throughout the entire performance period will be included for purposes of the final calculation. The criteria used for selecting the PSU comparison group was similar in nature to the Peer Group used to benchmark our executive compensation. However, for this comparison group, we narrowed the criteria used to only hospitality/lodging companies (or REITs) and those companies for which we believe we compete for shareholder dollars.

Choice Hotels International Inc.	InterContinental Hotels Group PLC

Clubcorp Holdings, Inc.	LaSalle Hotel Properties

DiamondRock Hospitality Co.	Marcus Corporation

Extended Stay America Inc.	Marriott International, Inc.

Hersha Hospitality Trust	RLJ Lodging Trust

Hilton Worldwide Holdings Inc.	Ryman Hospitality Properties, Inc.

Hospitality Properties Trust	Summit Hotel Properties, Inc.

Host Hotels & Resorts, Inc.	Vail Resorts, Inc.

Hyatt Hotels Corporation	Wyndham Worldwide Corporation

Once calculated, the final PSU value will be delivered to the executive, subject to the executive’s continued employment through the date of determination, in the form of a number of shares of our common stock determined by dividing the final PSU value by the 20-day trailing average closing price of our common stock on the first day of the performance period; however, because markets were not open on January 1, 2017, it is determined by the 20-day trailing average closing price of the Company’s common stock on December 30, 2016 ($13.83 per share).

For information regarding the treatment of outstanding PSUs in connection with the Spin-Off, see “Compensation Discussion and Analysis—Compensation Actions taken in 2018—Employee Matters Agreement.”

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards made to our NEOs as of December 31, 2017.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Keith A. Cline	267,652	4,940,856	252,195	4,655,520
James H. Forson	79,390	1,465,539	70,441	1,300,341
John W. Cantele	77,948	1,438,920	142,030	2,621,874
Rajiv K. Trivedi	126,577	2,336,611	68,108	1,257,274
Mark M. Chloupek	90,652	1,673,436	58,313	1,076,458

(1)	Consists of the following outstanding shares of our restricted stock:

Name	Award	Grant Date	Number	Vesting
Mr. Cline	Retention Restricted Stock	2/18/2016	93,458	In full on February 18, 2019
	Retention Restricted Stock	1/23/2017	65,790	The earlier of April 17, 2018 and the occurrence of certain events
	Time-Vesting Restricted Stock	3/17/2016	34,928	In full on December 31, 2018
	Time-Vesting Restricted Stock	3/6/2017	73,476	Ratably on December 31, 2018 and December 31, 2019
Mr. Forson	Retention Restricted Stock	2/18/2016	23,365	In full on February 18, 2019
	Retention Restricted Stock	1/23/2017	26,316	The earlier of April 17, 2018 and the occurrence of certain events
	Time-Vesting Restricted Stock	3/17/2016	8,891	In full on December 31, 2018
	Time-Vesting Restricted Stock	3/6/2017	20,818	Ratably on December 31, 2018 and December 31, 2019
Mr. Cantele	Retention Restricted Stock	5/3/2016	16,182	In full on April 25, 2019
	Retention Restricted Stock	1/23/2017	31,250	The earlier of April 17, 2018 and the occurrence of certain events
	Time-Vesting Restricted Stock	5/3/2016	10,922	In full on December 31, 2018
	Time-Vesting Restricted Stock	3/6/2017	19,594	Ratably on December 31, 2018 and December 31, 2019
Mr. Trivedi	Retention Restricted Stock	3/17/2016	76,207	In full on March 15, 2019
	Retention Restricted Stock	1/23/2017	20,615	The earlier of April 17, 2018 and the occurrence of certain events
	Time-Vesting Restricted Stock	3/17/2016	10,161	In full on December 31, 2018
	Time-Vesting Restricted Stock	3/6/2017	19,594	Ratably on December 31, 2018 and December 31, 2019
Mr. Chloupek	Retention Restricted Stock	3/17/2016	33,870	In full on March 15, 2019
	Retention Restricted stock	1/23/2017	32,018	The earlier of April 17, 2018 and the occurrence of certain events
	Time-Vesting Restricted Stock	3/17/2016	7,620	In full on December 31, 2018
	Time-Vesting Restricted Stock	3/6/2017	17,144	Ratably on December 31, 2018 and December 31, 2019

(2)	Values determined based on December 29, 2017 closing market price of our common stock of $18.46 per share.
(3)	Consists of the following outstanding PSUs:

Name	Grant Date	Number	Market Value ($)
Mr. Cline	5/19/2016	35,275	651,177
	3/6/2017	216,920	4,004,343
Mr. Forson	5/19/2016	8,979	165,752
	3/6/2017	61,462	1,134,589
Mr. Cantele	5/19/2016	84,184	1,554,037
	3/6/2017	57,846	1,067,837
Mr. Trivedi	5/19/2016	10,262	189,437
	3/6/2017	57,846	1,067,837
Mr. Chloupek	5/19/2016	7,697	142,087
	3/6/2017	50,616	934,371

The PSUs granted on May 19, 2016 will vest, if at all, based on the Company’s achievement of the relative total shareholder return performance measure with respect to the period beginning on January 1, 2016 and ending on December 31, 2018 for all of our NEOs other than Mr. Cantele, and with respect to the period beginning on April 25, 2016 and ending on December 31, 2018 for Mr. Cantele, as determined by the Compensation Committee following the end of fiscal 2018. As of December 31, 2017, the achievement level with respect to relative total shareholder return was below threshold for all of our NEOs other than Mr. Cantele. For Mr. Cantele, such achievement level was above target. Accordingly, the number and value of PSUs reported in the table reflect amounts based on threshold performance for relative total shareholder return for all of our NEOs other than Mr. Cantele, and the number and value of PSUs reported in the table for Mr. Cantele reflect amounts based on maximum performance. The actual number of shares that will be distributed with respect to the PSUs is not yet determinable. For information regarding the treatment of outstanding PSUs in connection with the Spin-Off, see “Compensation Discussion and Analysis—Compensation Actions taken in 2018—Employee Matters Agreement.”

The PSUs granted on March 6, 2017 will vest, if at all, based on the Company’s achievement of the relative total shareholder return performance measure with respect to the period beginning on January 1, 2017 and ending on December 31, 2019 for all of our NEOs, as determined by the Compensation Committee following the end of fiscal 2019. The terms of the PSUs are summarized above in “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity Compensation” and “Narrative to Summary Compensation Table and Fiscal 2017 Grants of Plan-Based Awards” table above. As of December 31, 2017, the achievement level with respect to relative total shareholder return was above target. Accordingly, the number and value of PSUs reported in the table reflect amounts based on maximum performance for relative total shareholder return. The actual number of shares that will be distributed with respect to the PSUs is not yet determinable. For information regarding the treatment of outstanding PSUs in connection with the Spin-Off, see “Compensation Discussion and Analysis—Compensation Actions taken in 2018—Employee Matters Agreement.”

Fiscal 2017 Option Exercises and Stock Vested

The following table provides information regarding shares that vested during fiscal 2017 for our NEOs.

	Stock Awards(1)
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Keith A. Cline	101,346	1,767,121
James H. Forson	26,544	464,331
John W. Cantele	40,946	667,067
Rajiv K. Trivedi	48,518	791,394
Mark M. Chloupek	35,822	589,960

(1)	Reflects shares of our common stock vested upon the vesting of restricted stock during fiscal 2017, as further described below.

	Award	Number	Vesting Date
Mr. Cline	Retention Restricted Stock	25,423	6/1/2017
	Time-Vesting Restricted Stock Granted in 2015	4,257	12/31/2017
	Time-Vesting Restricted Stock Granted in 2016	34,928	12/31/2017
	Time-Vesting Restricted Stock Granted in 2017	36,738	12/31/2017
Mr. Forson	Retention Restricted Stock	6,292	6/1/2017
	Time-Vesting Restricted Stock Granted in 2015	951	12/31/2017
	Time-Vesting Restricted Stock Granted in 2016	8,891	12/31/2017
	Time-Vesting Restricted Stock Granted in 2017	10,410	12/31/2017
Mr. Cantele	Retention Restricted Stock	20,227	4/25/2017
	Time-Vesting Restricted Stock Granted in 2016	10,922	12/31/2017
	Time-Vesting Restricted Stock Granted in 2017	9,797	12/31/2017
Mr. Trivedi	Retention Restricted Stock	25,551	6/1/2017
	Time-Vesting Restricted Stock Granted in 2015	3,009	12/31/2017
	Time-Vesting Restricted Stock Granted in 2016	10,161	12/31/2017
	Time-Vesting Restricted Stock Granted in 2017	9,797	12/31/2017
Mr. Chloupek	Retention Restricted Stock	17,479	6/1/2017
	Time-Vesting Restricted Stock Granted in 2015	2,149	12/31/2017
	Time-Vesting Restricted Stock Granted in 2016	7,621	12/31/2017
	Time-Vesting Restricted Stock Granted in 2017	8,573	12/31/2017

(2)	Reflects the aggregate market value of shares of our common stock vested on the applicable date(s) of vesting.

2017 Pension Benefits

We have no pension benefits for our executive officers.

2017 Non-Qualified Deferred Compensation

We have no non-qualified defined contribution or other non-qualified compensation plans for executive officers.

Potential Payments Upon Termination or Change in Control

The following table describes the potential payments and benefits under the Company’s compensation and benefit plans and contractual agreements to which the named executive officers would have been entitled if a termination of employment or change in control occurred on December 29, 2017, which was the last business day of fiscal 2017. All equity awards have been calculated using the closing stock price of our common stock on December 29, 2017 of $18.46. A description of the provisions governing such payments under our agreements and any material conditions or obligations applicable to the receipt of payments are described below under “Description of Termination and Change in Control Provisions.”

Executive Payment Elements	Involuntary Termination Without Cause	Involuntary Termination for Good Reason	Death	Disability	Change-in- Control (Single- Trigger)	Termination in Connection with a Change-in- Control
Keith A. Cline
Cash Severance(a)	$3,890,233	$3,890,233	$772,500	$772,500	—	$5,435,233
Cash Retention Award(b)	$937,500	—	—	—	$937,500	$937,500
Equity Awards(c)	$5,016,287	$3,801,804	$5,802,942	$5,802,942	$3,250,733	$8,378,643
Health & Welfare(d)	$31,612	$31,612	—	$15,806	—	$47,418
Outplacement Services(e)	$10,000	$10,000	—	$10,000	—	$10,000
Excise Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A
Total Benefit	$9,885,632	$7,733,649	$6,575,442	$6,591,248	$4,188,233	$14,808,794
James H. Forson
Cash Severance(a)	$1,771,613	$1,771,613	$425,000	$425,000	—	$2,196,613
Cash Retention Award(b)	$375,000	—	—	—	$375,000	$375,000
Equity Awards(c)	$1,482,222	$996,429	$1,544,857	$1,544,857	$1,062,731	$2,416,329
Health & Welfare(d)	$25,023	$25,023	—	$16,682	—	$33,364
Outplacement Services(e)	$10,000	$10,000	—	—	—	$10,000
Excise Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A
Total Benefit	$3,663,858	$2,803,065	$1,969,857	$1,986,539	$1,437,731	$5,031,306
John W. Cantele
Cash Severance(a)	$2,063,408	$2,063,408	$495,000	$495,000	—	$2,558,408
Cash Retention Award(b)	$445,312	—	—	—	$445,312	$445,312
Equity Awards(c)	$1,949,735	$1,372,860	$1,936,186	$1,936,186	$1,937,863	$3,182,382
Health & Welfare(d)	28,649	$28,649	—	$19,099	—	$38,198
Outplacement Services(e)	$10,000	$10,000	—	—	—	$10,000
Excise Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A
Total Benefit	$4,497,104	$3,474,917	$2,431,186	$2,450,285	$2,383,175	$6,234,300
Rajiv K. Trivedi
Cash Severance(a)	$2,063,408	$2,063,408	$495,000	$495,000	—	$2,337,370
Cash Retention Award(b)	$293,750	—	—	—	$293,750	$293,750
Equity Awards(c)	$2,391,313	$2,010,760	$2,560,038	$2,560,038	$923,553	$3,303,583
Health & Welfare(d)	$28,649	$28,649	—	$19,099	—	$38,198
Outplacement Services(e)	$10,000	$10,000	—	—	—	$10,000
Excise Tax Gross-Up	N/A	N/A	N/A	N/A	N/A	N/A
Total Benefit	$4,787,120	$4,112,817	$3,055,038	$3,074,137	$1,217,303	$5,982,902

Executive Payment Elements	Involuntary Termination Without Cause	Involuntary Termination for Good Reason	Death	Disability	Change-in- Control (Single- Trigger)	Termination in Connection with a Change-in- Control
Mark M. Chloupek
Cash Severance(a)	$1,667,400	$1,667,400	$400,000	$400,000	—	$2,067,400
Cash Retention Award(b)	$456,250	—	—	—	$456,250	$456,250
Equity Awards(c)	$1,712,393	$1,121,341	$1,578,484	$1,578,484	$1,066,177	$2,487,154
Health & Welfare(d)	$23,574	$23,574	—	$15,716	—	$31,432
Outplacement Services(e)	$10,000	$10,000	—	—	—	$10,000
Excise Tax Gross-Up(f)	N/A	N/A	N/A	N/A	N/A	$500,000
Total Benefit	$3,869,617	$2,822,315	$1,978,484	$1,994,200	$1,522,427	$5,552,236

(a)	Cash Severance: The amount of any cash severance payment (e.g., base salary, annual bonus, and pro-rata non-equity incentive plan compensation payments). For Mr. Trivedi, severance has been reduced by $221,038 to avoid excise tax.
(b)	Cash Retention Award: Represents the cash portion of the NEO’s award under the 2017 Retention Plan.
(c)	Equity Awards: Represents vesting of restricted stock under the 2017 Retention Plan and accelerated vesting of other restricted stock and PSU awards. For PSU awards, the amount represents the potential payout assuming the performance period ended on December 29, 2017 and is based on actual performance as of that date.
(d)	Health & Welfare: In the event of an involuntary termination without cause or a termination for good reason, represents continued health insurance coverage at substantially the same level as provided immediately prior to such termination, at the same cost as generally provided to similarly situated active Company employees (the “welfare benefit”), for a period of 18 months for Messrs. Forson, Cantele, Trivedi and Chloupek and 24 months for Mr. Cline, in each case assuming 2017 rates. In the event of an involuntary termination without cause or a termination for good reason in connection with a change in control, represents the welfare benefit for a period of 24 months for Messrs. Forson, Cantele, Trivedi and Chloupek and 36 months for Mr. Cline, in each case assuming 2017 rates.
(e)	Outplacement Services: Under the Severance Plan, each NEO is entitled to payment of, or reimbursement for, up to $10,000 in outplacement services within the three-year period following certain terminations of employment.
(f)	Excise Tax Gross-Up: In the event of a termination in connection with a change in control, Mr. Chloupek is entitled to an excise tax gross-up payment. Mr. Chloupek is in an excise tax position and therefore would receive an excise tax gross-up payment. The excise tax is $582,863, but the gross-up is capped at $500,000 (1.25 times Mr. Chloupek’s base salary).

Description of Termination and Change in Control Provisions

The following is a description of the provisions governing the payments set forth above under our Severance Plan, employment agreements and equity awards, as well as any material conditions or obligations applicable to the receipt of payments.

Executive Severance Plan Adopted in 2017

On January 17, 2017, the Board of Directors adopted and approved the Severance Plan for employees of the Company at the level of Vice President and above, including the NEOs. The Severance Plan provides for payment of severance and other benefits to eligible executives, including the NEOs, in the event of a termination of employment with the Company without cause or for good reason (each as defined in the Severance Plan), or in the event of a termination with the Company as a result of retirement, death, or disability (as such terms are defined in the Severance Plan), in each case, subject to the (i) executive’s execution and non-revocation of a general release of claims in favor of the Company and (ii) continued compliance with the executive’s confidentiality, non-interference and invention assignment obligations to the Company.

In the event of a covered termination, in addition to certain accrued obligations, the Severance Plan provides for the following payments and benefits to the NEOs:

•	a lump-sum pro-rata bonus for the year of termination, based on actual performance;

•	a lump-sum payment equal to the sum of the executive’s (x) annual base salary and (y) bonus based on target performance (the “cash severance amount”) times the multiplier applicable to such executive (which is 1.5 for Messrs. Forson, Cantele, Trivedi and Chloupek and 2.0 for Mr. Cline);

•	continued health insurance coverage at substantially the same level as provided immediately prior to such termination, at the same cost as generally provided to similarly situated active Company employees (the “welfare benefit”), for a period of 18 months for Messrs. Forson, Cantele, Trivedi and Chloupek and 24 months for Mr. Cline; and

•	payment of, or reimbursement for, up to $10,000 in outplacement services within the three-year period following such termination (the “outplacement benefit”).

Notwithstanding the foregoing, in the event such covered termination occurs on or within the six-month period prior to, or within the two-year period following, the first to occur of (i) a change in control and (ii) a significant corporate event (each as defined in the Severance Plan), in addition to certain accrued obligations, the Severance Plan provides for the following payments and benefits to the named executive officers:

•	a lump-sum pro-rata bonus for the year of termination, based on target performance;

•	the cash severance amount times the multiplier applicable to such executive (which is 2.0 for Messrs. Forson, Cantele, Trivedi and Chloupek and 3.0 for Mr. Cline);

•	the welfare benefit for a period of 24 months for Messrs. Forson, Cantele, Trivedi and Chloupek and 36 months for Mr. Cline; and

•	the outplacement benefit.

In the event of a termination with the Company as a result of the executive’s death or disability, in addition to certain accrued obligations, the Severance Plan provides for the following payments and benefits to the named executive officers: (i) a lump-sum bonus for the year of termination, based on target performance; and (ii) solely in the case of the executive’s disability, the welfare benefit for a period of 12 months. In the event of a termination with the Company as a result of the executive’s retirement, in addition to certain accrued obligations, the Severance Plan provides for the payment of a lump-sum pro-rata bonus for the year of termination, based on actual performance, to eligible executives.

In addition, the Severance Plan provides that, upon the first to occur of (i) a change in control and (ii) a significant corporate event, any unvested and outstanding award granted to the named executive officers under Omnibus Incentive Plan that is not continued, converted, assumed or replaced in connection with such change in control or significant corporate event will fully vest; provided, that, vesting for performance-based vesting awards (a) with market performance conditions will be based on actual performance and (b) with financial performance conditions will be based on target performance.

The Severance Plan provides that if any payments and/or benefits due to a participant (including any named executive officer) under the Severance Plan and/or any other arrangements will constitute “excess parachute payments” (as defined in Section 280G of the Code (“Section 280G”)), the Company will reduce the amount of payments under the Severance Plan by the minimum amount necessary such that the present value of the participant’s “parachute payments” (as defined in Section 280G) is below 300% of such participant’s base amount” (as defined in Section 280G), calculated in accordance with the Treasury Regulations promulgated under Section 280G; provided, however, in no event will the amount of any severance payments be reduced unless (a) the net after-tax amount of such payments and benefits as so reduced is greater than or equal to (b) the net after-tax amount of such payments and benefits without such reduction.

While Mr. Chloupek’s employment agreement contains severance terms applicable to him (as described below under “—Employment Agreement Provisions – Mr. Chloupek”), he is eligible to receive the above benefits under the Severance Plan only to the extent that any amounts due and payable under the Severance Plan are greater than and in addition to the amount due and payable to Mr. Chloupek under his employment agreement.

Employment Agreement Provisions – Mr. Chloupek

Pursuant to the terms of Mr. Chloupek’s employment agreement, dated as of August 20, 2003, and amended August 17, 2005, upon a termination by us without cause or by Mr. Chloupek for good reason, and subject to his signing a general release of claims and his continued compliance with the restrictive covenants described below, he is entitled to severance payments in an amount equal to one and one-half times the sum of his average (A) annual base salary and (B) incentive compensation, in each case over the three immediately preceding fiscal years, payable over the 18-month period after his date of termination of employment (the “Severance Amount”). In the event Mr. Chloupek commences any employment during the 12-month period following the date of his termination of employment, we are entitled to reduce his remaining Severance Amount by 50% of the amount of any cash compensation received by him during such period. In addition, if Mr. Chloupek commences any employment after the six-month period following the first anniversary of his termination of employment, we are entitled to reduce his remaining Severance Amount by 25% of the amount of any cash compensation received by him during such period.

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

Mr. Chloupek’s employment agreement provides for reimbursement by us on a “grossed up” basis for all taxes incurred in connection with all payments or benefits provided to him upon a change in control that are determined by us to be subject to the excise tax imposed by Section 4999 of the Code in an amount equal to the lesser of (A) the aggregate amount of all excise tax payments on a “grossed up” basis, or (B) 1.25 times his then-current annual base salary.

Mr. Chloupek’s employment agreement contains restrictive covenants, including an indefinite covenant not to disclose confidential information, and, during Mr. Chloupek’s employment and for the 18-month period following the termination of his employment, covenants related to non-competition and non-solicitation of employees and customers of the Company.

Treatment of Equity Awards

Time-Vesting Restricted Stock. Under the terms of the time-vesting restricted stock awards, upon termination of an executive’s employment without cause or with good reason prior to a change in control, the number of shares of time-vesting restricted stock that would have vested on the next scheduled vesting date following such termination will immediately vest. In addition, upon termination of an executive’s employment without cause or with good reason on or following a change in control or upon termination of an executive’s employment due to the executive’s death or disability (regardless of whether prior to or on or following a change in control), all unvested time-vesting restricted stock will immediately vest. If the executive’s employment terminates for any reason other than as described above, all unvested time-vesting restricted stock will be forfeited.

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

2016 Retention Restricted Stock. Under the terms of the 2016 retention restricted stock awards, upon termination of an executive’s employment without cause, an executive’s termination of his or her employment with good reason, or termination due to the executive’s death or disability, all unvested retention restricted stock will immediately vest. If the executive’s employment terminates for any reason other than as described above, all unvested retention restricted stock will be forfeited.

Restricted Stock and Cash under 2017 Retention Plan. Under the terms of the awards granted in 2017 under the 2017 Retention Plan, the shares of restricted stock will vest and the cash portion of the award is payable on the earliest to occur of (i) April 17, 2018; (ii) the date that is six months from the consummation of a significant corporate event (as defined in the 2017 Retention Plan); (iii) the date of a NEO’s termination of employment (x) by the Company without cause (as defined in the 2017 Retention Plan) at any time following January 17, 2017 or (y) by the NEO with good reason (as defined in the 2017 Retention Plan) within the six months prior to, or on or following, a significant corporate event; or (iv) the date of a change in control (as defined in the 2017 Retention Plan).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2017, none of the members of our Compensation Committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee. We are parties to certain transactions with Blackstone described in the “Transactions with Related Persons” section of this Proxy Statement.

COMPENSATION OF DIRECTORS

In 2017, each outside director (other than the directors employed by Blackstone) was entitled to annual compensation as follows:

•	An annual cash retainer of $60,000, payable quarterly;

•	An additional annual cash retainer of $25,000, payable quarterly, for serving as the chairperson of the Board;

•	An additional annual cash retainer of $10,000, payable quarterly, for serving as the chairperson of the compensation committee of the Board;

•	An additional annual cash retainer of $25,000, payable quarterly, for serving as the chairperson of the audit committee of the Board;

•	An equity award having a fair market value of $100,000 payable annually in restricted stock units which vest over three years in equal installments from the date of grant and where such award must be held until the earlier of the director’s termination or the date the director meets the stock ownership guidelines described below; and

•	An additional equity award having a fair market value of $50,000 payable annually in restricted stock units which vest over three years in equal installments from the date of grant and where such award must be held until the earlier of the director’s termination or the date the director meets the stock ownership guidelines described below, for serving as the chairperson of the Board.

Our directors are not paid any fees for attending meetings; however, our directors are reimbursed for reasonable travel and related expenses associated with attendance at board or committee meetings.

We adopted a stock ownership policy effective upon the consummation of our initial public offering. Each of our non-employee directors is required to own stock in an amount equal to five times his or her annual cash retainer, provided that a non-employee director who is employed by a stockholder of the Company that meets the ownership requirements for a non-employee director shall be exempt from such requirement. Each director is expected to meet these ownership guidelines within five years from the later of the date of the first annual grant to such directors following the consummation of our initial public offering and when the director first becomes subject to the policy.

In June 2017, we granted to each of Messrs. Abrahamson, Bergren, Bowers, Cisneros and Sumers 6,998 restricted stock units and we granted to Mr. Shah, the chairman of our Board of Directors, 10,497 restricted stock units. The restricted stock units vest in three equal annual installments from the date of grant, with the first one-third of the number of restricted stock units granted vesting on June 11, 2018, the second one-third of the total number of restricted stock units granted vesting on June 11, 2019, and the remainder of the number of restricted stock units granted vesting on June 11, 2020, subject to the director’s continued service through the applicable vesting date.

In June, 2017, Mr. Alba retired as a Managing Director of Blackstone and in October, 2017 we granted him 3,465 restricted stock units that vest in three equal annual installments from the date of grant, with the first one-third of the number of restricted stock units granted vesting on October 20, 2018, the second one-third of the total number of restricted stock units granted vesting on October 20, 2019, and the remainder of the number of restricted stock units granted vesting on October 20, 2020, subject to his continued service through the applicable vesting date.

If a director’s service terminates for any reason other than as described below, all unvested restricted stock units will be forfeited. Upon termination of a director’s service due to the director’s death or disability, or upon the occurrence of a change in control, all unvested restricted stock units will immediately vest.

Director Compensation for Fiscal 2017

The table below sets forth information regarding non-employee director compensation for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James R. Abrahamson	60,000	100,001	160,001
Glenn Alba	15,000	62,751	77,751
Scott Bergren	60,000	100,001	160,001
Alan J. Bowers	85,000	100,001	185,001
Henry G. Cisneros	60,000	100,001	160,001

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Giovanni Cutaia	—	—	—
Brian Kim	—	—	—
Mitesh B. Shah	85,000	150,002	235,002
Gary M. Sumers	70,000	100,001	170,001

(1)	Represents the aggregate grant date fair value of restricted stock units granted during 2017. The assumptions used in the valuation are discussed in Note 15: “Equity-Based Compensation” to our Consolidated Financial Statements in Part II, Item 8 of our 2017 10-K. The aggregate number of restricted stock units outstanding as of December 31, 2017 for our non-employee directors was as follows: 13,882 restricted stock units for Mr. Abrahamson, 3,465 restricted stock units for Mr. Alba, 14,177 restricted stock units for Mr. Bergren, 14,177 restricted stock units for Mr. Bowers, 14,177 restricted stock units for Mr. Cisneros, 21,344 restricted stock units for Mr. Shah and 14,582 restricted stock units for Mr. Sumers.

CEO PAY RATIO

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Keith A. Cline, the President and Chief Executive Officer of the Company (our “CEO”):

For 2017, our last completed fiscal year, the median of the annual total compensation of all employees of our Company (other than our CEO) was $20,860, and the annual total compensation of our CEO, as reported in the Summary Compensation Table above, was $5,744,835. Based on this information, for 2017, Mr. Cline’s total annual compensation was 275 times that of the median of the annual total compensation of all employees.

To identify the median of the annual total compensation of all our employees (other than our CEO), as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

1.	We determined that, as of December 31, 2017, our employee population consisted of approximately 7,268 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees.

2.	To identify the “median employee” from our employee population, we compared the 2017 base salary earned (for salaried employees), or wages plus overtime (for hourly employees) plus the 2016 actual incentive paid in 2017 of our employees as reflected in our payroll records for 2017. We believe this compensation measure reasonably reflects annual compensation across our employee base.

3.	We identified our median employee using this compensation measure, which was consistently applied to all our employees included in the calculation. We annualized the compensation of all permanent full-time and part-time employees that were employed for less than the full fiscal year of 2017. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the “median employee.”

4.	Once we identified our median employee, we combined all of the elements of such employee’s total compensation for 2017.

5.	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF SECURITIES

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of April 23, 2018 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.

Name of Beneficial Owner	Number	Percentage of Common Stock
Beneficial Owners of More than 5%:
Blackstone(1)	35,173,076	30.0%
Eminence Funds(2)	9,608,081	8.2%
Iridian Asset Management(3)	8,937,686	7.6%
The Vanguard Group(4)	6,664,511	5.7%
Directors and Executive Officers:
Keith A. Cline(5)	472,560	*
James H. Forson(6)	103,634	*
John W. Cantele(7)	100,307	*
Rajiv K. Trivedi(8)	314,198	*
Mark M. Chloupek(9)	180,928	*
James R. Abrahamson	10,296	*
Glenn Alba	—	—
Scott Bergren	12,257	*
Alan J. Bowers	21,647	*
Henry G. Cisneros	17,605	*
Giovanni Cutaia(10)	—	—
Brian Kim(10)	—	—
Mitesh B. Shah	24,046	*
Gary M. Summers	13,473	*
Directors and executive officers as a group (15 persons)(11)	1,436,947	1.2%

*	Less than 1% of shares of common stock outstanding.
(1)	Reflects shares of our common stock directly held by BRE/LQJV-NQ L.L.C., BRE/ Prime Mezz 2 L.L.C., Blackstone Real Estate Partners IV L.P., Blackstone Real Estate Partners IV.F L.P., Blackstone Real Estate Partners IV.TE.2 L.P., Blackstone Real Estate Partners (DC) IV.TE.1 L.P., Blackstone Real Estate Partners (DC) IV.TE.2 L.P., Blackstone Real Estate Partners (DC) IV.TE.3-A L.P., Blackstone Real Estate Holdings IV L.P., Blackstone Real Estate Partners V L.P., Blackstone Real Estate Partners V.F L.P., Blackstone Real Estate Partners V.TE.1 L.P., Blackstone Real Estate Partners V.TE.2 L.P., Blackstone Real Estate Partners (AIV) V L.P., and Blackstone Real Estate Holdings V L.P. (together, the “Blackstone Funds”).

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

The general partner of each of Blackstone Real Estate Partners V L.P., Blackstone Real Estate Partners V.F L.P., Blackstone Real Estate Partners V.TE.1 L.P., Blackstone Real Estate Partners V.TE.2 L.P., and Blackstone Real Estate Partners (AIV) V L.P. is Blackstone Real Estate Associates V L.P. The general partner of each of Blackstone Real Estate Associates V L.P. is BREA V L.L.C.

The general partner of Blackstone Real Estate Holdings V L.P. is BREP V Side-by-Side GP L.L.C. The general partner of Blackstone Real Estate Holdings IV L.P. is BREP IV Side-by-Side GP L.L.C.

The sole member of each of BREP IV Side-by-Side GP L.L.C. and BREP V Side-by-Side GP L.L.C. and managing member of each of BREA IV L.L.C. and BREA V L.L.C is Blackstone Holdings II L.P. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The sole stockholder of Blackstone Holdings I/II GP Inc. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Each of the entities that may be deemed to directly or indirectly control shares held by the Blackstone Funds and Mr. Schwarzman may be deemed to beneficially own such shares directly or indirectly controlled by it or him, but each disclaims beneficial ownership of such shares (other than the Blackstone Funds to the extent of their direct holdings).

(2)	Beneficial ownership information is based on information contained in the Amendment No. 3 to Schedule 13G filed on February 14, 2018 on behalf of Eminence Capital, LP (“Eminence Capital”), Eminence GP, LLC (“Eminence GP”) and Ricky C. Sandler (“Mr. Sandler”). According to the schedule, included in the shares of our common stock listed above as beneficially owned by Eminence Funds are 10,540 shares over with Mr. Sandler has both sole voting and sole dispositive power; 9,597,541 shares over which each of Eminence Capital and Mr. Sandler has both shared voting power and shared dispositive power; and 6,940,942 shares over which Eminence GP has both shared voting power and shared dispositive power.

According to the schedule, the shares of our common stock reflected above are held for the accounts of: (i) Eminence Partners, L.P. (“Eminence I”), Eminence Partners II, L.P. (“Eminence II”), Eminence Eaglewood Master, L.P. (“Eminence Eaglewood”), Eminence Partners Long, L.P. (together with Eminence I, Eminence II, Eminence Leveraged and Eminence Eaglewood, the “Partnerships”), as well as Eminence Fund Master, Ltd. (“Eminence Offshore Master Fund”), Eminence Fund Leveraged Master, Ltd. (together with Eminence Offshore Master Fund, the “Master Funds”) and Eminence Fund Long, Ltd. (“Eminence Offshore Long”). The Partnerships, Master Funds and Eminence Offshore Long are collectively referred to as the “Eminence Funds”; (ii) a separately managed account (the “SMA”); and (iii) family accounts and other related accounts over which Mr. Sandler has investment discretion (the “Family Accounts”).

According to the schedule, Eminence Capital serves as the management company to the Eminence Funds with respect to the shares of our common stock directly owned by the Eminence Funds and the investment adviser to the SMA with respect to the shares of our common stock directly owned by the SMA. Eminence Capital may be deemed to have voting and dispositive power over the shares held for the accounts of the Eminence Funds and the SMA.

According to the schedule, Eminence GP serves as general partner or manager with respect to the shares of our common stock directly owned by the Partnerships and Master Funds and may be deemed to have voting and dispositive power over the shares held for the accounts of the Partnerships and Master Funds.

According to the schedule, Mr. Sandler is the Chief Executive Officer of Eminence Capital and the Managing Member of Eminence GP and may be deemed to have voting and dispositive power with respect to the shares of our common stock directly owned by the Eminence Funds, the SMA and the Family Accounts, as applicable.

The address of the principal business and principal office of Eminence GP, Eminence Capital and Mr. Sandler is 65 East 55th Street, 25th Floor, New York, New York 10022.

(3)	Beneficial ownership information is based on information contained in the Schedule 13G filed on February 6, 2018 on behalf of Iridian Asset Management LLC (“Iridian”), David L. Cohen (“Cohen”) and Harold J. Levy (“Levy”). According to the schedule, included in the shares of our common stock listed above as beneficially owned by Iridian Asset Management are 8,937,686 shares over which each of Iridian, Cohen and Levy has shared voting and shared dispositive power.

According to the schedule, Iridian is majority owned by Arovid Associates LLC, a company owned and controlled by the following: 12.5% by Cohen, 12.5% by Levy, 37.5% by LLMD LLC and 37.5% by ALHERO LLC. LLMD LLC is owned 1% by Cohen, and 99% by a family trust controlled by Cohen. ALHERO LLC is owned 1% by Levy and 99% by a family trust controlled by Levy.

According to the schedule, Iridian has direct beneficial ownership of the shares of Common Stock in the accounts for which it serves as the investment adviser under its investment management agreements. Messrs. Cohen and Levy may be deemed to possess beneficial ownership of the shares of Common Stock beneficially owned by Iridian by virtue of their indirect controlling ownership of Iridian, and having the power to vote and direct the disposition of shares of Common Stock as joint Chief Investment Officers of Iridian. According to the schedule, Messrs. Cohen and Levy disclaim beneficial ownership of such shares.

The address of the principal business office of each of Iridian, Cohen and Levy is 276 Post Road West, Westport, CT 06880-4704.

(4)	Beneficial ownership information is based on information contained in the Amendment No. 1 to Schedule 13 G filed on February 9, 2018 on behalf of The Vanguard Group and its wholly-owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. According to the schedule, included in the shares of our common stock listed above as beneficially owned by The Vanguard Group are 105,125 shares over which The Vanguard Group has sole voting power, 11,985 shares over which The Vanguard Group has shared voting power, 6,554,716 shares over which The Vanguard Group has sole dispositive power and 109,795 shares over which The Vanguard Group has shared dispositive power.
(5)	Includes 201,862 shares of unvested restricted stock. Does not include shares issuable upon settlement of performance share units (“PSUs”) granted to Mr. Cline.
(6)	Includes 53,074 shares of unvested restricted stock. Does not include shares issuable upon settlement of PSUs granted to Mr. Forson.
(7)	Includes 46,698 shares of unvested restricted stock. Does not include shares issuable upon settlement of PSUs granted to Mr. Cantele.
(8)	Includes 105,962 shares of unvested restricted stock. Does not include shares issuable upon settlement of PSUs granted to Mr. Trivedi.
(9)	Includes 58,634 shares of unvested restricted stock. Does not include shares issuable upon settlement of PSUs granted to Mr. Chloupek.
(10)	Messrs. Cutaia and Kim are each employees of Blackstone, but each disclaims beneficial ownership of the shares beneficially owned by Blackstone.

(11)	Includes 490,406 shares of unvested restricted stock. Does not include shares issuable upon settlement of PSUs granted to our executive officers.

Changes in Control

See “Part I, Item 1. Business—Merger with Wyndham Worldwide and Spin of our owned real estate business” in the 2017 Form 10-K.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2017, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by stockholders:
Amended and Restated 2014 Omnibus Incentive Plan	1,706,389	N/A	8,913,161
2015 Employee Stock Purchase Plan	—	N/A	2,573,873

(1)	Relates to 1,610,594 performance-vesting restricted stock units (assuming maximum performance for each of the performance measures) granted to our management in 2016 and 2017 and 95,795 time-vesting restricted stock units granted to our non-employee directors in 2015, 2016 and 2017 outstanding under our Amended and Restated 2014 Omnibus Incentive Plan.
(2)	Relates to additional shares reserved for future awards under our Amended and Restated 2014 Omnibus Incentive Plan and our 2015 Employee Stock Purchase Plan, as applicable.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Stockholders’ Agreement

In connection with our initial public offering, we entered into a stockholders’ agreement with Blackstone. This agreement required us to nominate a number of individuals designated by Blackstone for election as our directors at any meeting of our stockholders, each a “Sponsor Director,” such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board of Directors or a duly-authorized committee of the Board, as a director of our Company, the number of Sponsor Directors serving as directors of our Company will be equal to: (1) if Blackstone continues to beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising our Board of Directors; (2) if Blackstone continues to beneficially own at least 40% (but less than 50%) of the shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising our Board of Directors; (3) if Blackstone continues to beneficially own at least 30% (but less than 40%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising our Board of Directors; (4) if Blackstone continues to beneficially own at least 20% (but less than 30%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising our Board of Directors; and (5) if Blackstone continues to beneficially own at least 5% (but less than 20%) of the total shares of our common stock entitled to vote generally in the election of our directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising our Board of Directors. For so long as the stockholders’ agreement remains in effect, Sponsor Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our Board created by the removal or resignation of a Sponsor Director, the stockholders’ agreement will require us to nominate an individual designated by Blackstone for election to fill the vacancy.

The stockholders’ agreement will remain in effect until Blackstone is no longer entitled to nominate a Sponsor Director pursuant to the stockholders’ agreement, unless Blackstone requests that it terminate at an earlier date.

Registration Rights Agreement

In connection with our initial public offering, we entered into a registration rights agreement that provides Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act of 1933, as amended (the “Securities Act”).

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

Products and Services

Mphasis Ltd. and its affiliates, or Mphasis, in which certain Blackstone entities have an interest, provide services to us including server engineering and database support for the Company’s property management systems, data warehouse and other legacy applications and application support for the Company’s data warehouse and other legacy applications. Our payments for services from Mphasis totaled $1.1 million for the year ended December 31, 2017.

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Director Independence and Independence Determinations” of this Form 10-K/A.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

In connection with the audit of the 2017 financial statements, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP will perform audit services for the Company.

The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audits of our annual consolidated financial statements for the years ended December 31, 2017 and 2016:

	2017	2016
Audit fees(1)	$1,596,000	$1,568,000
Audit-related fees(2)	4,724,000	—
Tax fees(3)	1,432,000	910,000
All other fees	—	—
Total:	$7,752,000	$2,478,000

(1)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for the audit of the Company’s annual financial statements and the reviews of financial statements. The fees are for services that are normally provided in connection with statutory or regulatory filings or engagements.
(2)	Includes the aggregate fees recognized for other audit services related to the Spin-Off and Merger including related SEC filings.
(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered for tax compliance and tax planning. The 2017 amount also includes fees related to tax planning in connection with the Spin-Off and Merger.

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

3. Exhibit Index

Exhibits:

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of January 17, 2018, by and among Wyndham Worldwide Corporation, WHG BB Sub. Inc. and La Quinta Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

2.2	Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

3.1	Amended and Restated Certificate of Incorporation of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

3.2	Amended and Restated By-Laws of La Quinta Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.1	Employee Matters Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

10.2	Stockholders’ Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.3	Registration Rights Agreement, dated as of April 14, 2014, by and among La Quinta Holdings Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2014 (File no. 001-36412))

10.4*	Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File no. 001-36412))

10.5*	Offer Letter, dated February 18, 2016, between La Quinta Holdings Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2016 (File no. 001-36412))

10.6*	Offer Letter, dated April 13, 2016, between La Quinta Holdings Inc. and John Cantele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2016 (File no. 001-36412))

10.7*	Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, between Wyndham International, Inc. and Mark Chloupek (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.8*	Assumption of Employment Agreement, dated as of October 31, 2013, by LQ Management L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.9	Credit Agreement, dated April 14, 2014, among La Quinta Holdings Inc., La Quinta Intermediate Holdings L.L.C., as borrower, the other guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C lender, and the other lenders party thereto from time to time (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.10	Security Agreement, dated April 14, 2014, among the grantors identified therein and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

Exhibit Number	Exhibit Description

10.11*	La Quinta Holdings Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.12*	La Quinta Holdings Inc. Retention Bonus Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2017 (File no. 001-36412))

10.13*	La Quinta Holdings Inc. Project Longhorn Retention Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018 (File no. 001-36412))

10.14*	Form of Restricted Stock Grant Notice under the Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

10.15*	Form of Restricted Stock Grant Notice (Retention Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.16*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.17*	Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File no. 001-36412)

10.18*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended March 30, 2016 (File no. 001-36412))

10.19*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended March 30, 2016 (File no. 001-36412))

10.20*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File no. 333-204222)

10.21*	Form of Restricted Stock Grant Notice (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File no. 001-36412))

10.22*	Form of Retention Bonus Restricted Stock Grant Notice (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File no. 001-36412))

10.23*	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File no. 001-36412))

10.24*	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File no. 333-193860))

21.1**	List of Subsidiaries

23.1**	Consent of Deloitte & Touche LLP as to La Quinta Holdings Inc.

31.1**	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017

31.2**	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017

31.3	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017

31.4	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017

Exhibit Number	Exhibit Description

32.1**	Certificate of Keith A. Cline, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2**	Certificate of James H. Forson, Executive Vice President and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Previously filed.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2018.

LA QUINTA HOLDINGS INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer