Form 10-Q
period 2018-03-31
La Quinta Holdings Inc.
filed 2018-05-09
CIK 1594617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had outstanding 117,246,097 shares of Common Stock, par value $0.01 per share as of May 3, 2018.

LA QUINTA HOLDINGS INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2018

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to the pending Spin (as defined herein) and the merger of our management and franchising business with Wyndham Worldwide Corporation (“Wyndham Worldwide”);
•	business, financial, and operating risks inherent to the hospitality industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce demand for hotel rooms;
•	contraction in the global economy or low levels of economic growth;
•	inability to compete effectively;
•	any deterioration in the quality or reputation of our brand;
•	inability to develop our pipeline;
•	the geographic concentration of our hotels;
•	delays or increased expense relating to our efforts to develop, redevelop, sell or renovate our hotels;
•	inability by us or our franchisees to make necessary investments to maintain the quality and reputation of our brand;
•	inability to access capital necessary for growth;
•	seasonal and cyclical volatility in the hotel industry;
•	inability to maintain good relationships with our franchisees;
•	inability to protect our brand standards;
•	risks resulting from significant investments in owned real estate;
•	failure to keep pace with developments in technology;
•	failures or interruptions in, material damage to, or difficulties in updating, our information technology systems, software or websites;
•	inability to protect our guests’ personal information;
•	failure to comply with marketing and advertising laws;
•	disruptions to our reservation system;
•	failure to protect our trademarks and other intellectual property;
•	risks of doing business internationally;
•	the loss of senior executives or key field personnel;

•	the results of the audits by the Internal Revenue Service;
•	our substantial indebtedness; and
•	Blackstone’s significant influence over us.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$113,486	$140,849
Accounts receivable, net of allowance for doubtful accounts of $4,169 and $4,296	74,368	66,183
Assets held for sale	4,787	8,706
Other current assets	14,198	12,015
Total Current Assets	206,839	227,753
Property and equipment, net of accumulated depreciation	2,511,783	2,506,523
Intangible assets, net of accumulated amortization	175,755	175,982
Other non-current assets	52,902	42,838
Total Non-Current Assets	2,740,440	2,725,343
Total Assets	$2,947,279	$2,953,096
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	65,895	48,757
Accrued expenses and other liabilities	64,126	59,587
Accrued payroll and employee benefits	42,832	52,113
Accrued real estate taxes	13,543	20,782
Total Current Liabilities	203,910	198,753
Long-term debt	1,667,476	1,670,447
Other long-term liabilities	44,036	21,833
Deferred tax liabilities	227,314	233,765
Total Liabilities	2,142,736	2,124,798
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at March 31, 2018 and December 31, 2017, 132,475,086 shares issued and 117,342,020 shares outstanding as of March 31, 2018 and 132,478,073 shares issued and 117,345,996 shares outstanding as of December 31, 2017	1,325	1,325
Additional paid-in-capital	1,184,701	1,181,639
Accumulated deficit	(173,886)	(144,041)
Treasury stock at cost, 15,133,066 shares at March 31, 2018 and 15,132,077 shares at December 31, 2017	(212,479)	(212,461)
Accumulated other comprehensive income (loss)	2,308	(760)
Noncontrolling interests	2,574	2,596
Total Equity	804,543	828,298
Total Liabilities and Equity	$2,947,279	$2,953,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share data)
REVENUES:
Room revenues	$191,708	$199,744
Franchise and other fee-based revenues	25,896	23,978
Other hotel revenues	4,779	4,796
	222,383	228,518
Brand marketing fund revenues from franchised properties	6,397	5,754
Total Revenues	228,780	234,272
OPERATING EXPENSES:
Direct lodging expenses	103,875	100,334
Depreciation and amortization	39,702	36,040
General and administrative expenses	41,835	35,438
Other lodging and operating expenses	15,323	14,060
Marketing, promotional and other advertising expenses	17,804	18,536
(Gain) loss on sales	(498)	138
	218,041	204,546
Brand marketing fund expenses from franchised properties	6,397	5,754
Total Operating Expenses	224,438	210,300
Operating Income	4,342	23,972
OTHER INCOME (EXPENSES):
Interest expense, net	(21,456)	(19,980)
Other income (expense)	119	(24)
Total Other Expenses, net	(21,337)	(20,004)
(Loss) Income Before Income Taxes	(16,995)	3,968
Income tax benefit (expense)	1,927	(2,290)
NET (LOSS) INCOME	(15,068)	1,678
Less: net income attributable to noncontrolling interest	(71)	(89)
Net (Loss) Income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Earnings (loss) per share:
Basic and diluted	$(0.13)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
NET (LOSS) INCOME	$(15,068)	$1,678
Cash flow hedge adjustment, net of tax	3,068	1,778
COMPREHENSIVE NET (LOSS) INCOME	(12,000)	3,456
Comprehensive net income attributable to noncontrolling interests	(71)	(89)
Comprehensive net (loss) income attributable to La Quinta Holdings’ Stockholders	$(12,071)	$3,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2017	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	1,589	—	89	1,678
Distributions	—	—	—	—	—	—	(117)	(117)
Equity-based compensation	705,409	7	—	3,932	—	—	—	3,939
Repurchase of common stock	(7,095)	—	(16)	—	—	—	—	(16)
Cash flow hedge adjustment	—	—	—	—	—	1,778	—	1,778
Balance as of March 31, 2017	117,488,784	$1,325	$(209,539)	$1,169,583	$(294,417)	$(4,594)	$2,741	$665,099

Balance as of January 1, 2018	117,345,996	$1,325	$(212,461)	$1,181,639	$(144,041)	$(760)	$2,596	$828,298
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	—	(14,869)	—	—	(14,869)
Cumulative-effect adjustment for the adoption of ASU 2018-02					163			163
Net (loss) income	—	—	—	—	(15,139)	—	71	(15,068)
Distributions	—	—	—	—	—	—	(93)	(93)
Equity-based compensation	405	—	—	3,062	—	—	—	3,062
Repurchase of common stock	(4,381)	—	(18)	—	—	—	—	(18)
Cash flow hedge adjustment	—	—	—	—	—	3,068	—	3,068
Balance as of March 31, 2018	117,342,020	$1,325	(212,479)	$1,184,701	$(173,886)	$2,308	$2,574	$804,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,068)	$1,678
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,668	36,004
Amortization of other non-current assets	475	76
Amortization of intangible assets	139	167
Gain related to casualty disasters	(928)	(1,928)
Amortization of leasehold interests	(105)	(131)
Amortization of deferred costs	1,488	1,471
(Gain) loss on sale or retirement of assets	(498)	138
Equity-based compensation	3,062	3,939
Deferred taxes	(2,424)	2,651
Provision for doubtful accounts	316	603
Changes in assets and liabilities:
Accounts receivable	(1,555)	214
Other current assets	(2,183)	(3,183)
Other non-current assets	(867)	(562)
Accounts payable	2,318	(6,925)
Accrued payroll and employee benefits	(9,281)	(5,562)
Accrued real estate taxes	(7,239)	(8,423)
Accrued expenses and other liabilities	1,676	3,445
Other long-term liabilities	(144)	1,349
Net cash provided by operating activities	8,850	25,021
Cash flows from investing activities:
Capital expenditures	(40,171)	(46,178)
Insurance proceeds on casualty disasters	4,000	4,557
Proceeds from sale of assets	4,447	22,011
Net cash used in investing activities	(31,724)	(19,610)
Cash flows from financing activities:
Repayment of long-term debt	(4,378)	(4,379)
Purchase of treasury stock	(18)	(16)
Distributions to noncontrolling interests	(93)	(117)
Net cash used in financing activities	(4,489)	(4,512)
(Decrease) increase in cash and cash equivalents	(27,363)	899
Cash and cash equivalents at the beginning of the period	140,849	160,596
Cash and cash equivalents at the end of the period	$113,486	$161,495
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$19,745	$19,713
Income taxes paid during the period, net of refunds	$102	$261
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$14,791	$11,758
Cash flow hedge adjustment, net of tax	$3,068	$1,778
Receivable for capital assets damaged by casualty disasters	$5,754	$2,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three months ended March 31, 2018

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

We own and operate hotels, some of which are subject to a land lease, located in the United States (“U.S.”) under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the U.S., Canada, Mexico, Honduras, Colombia and Chile. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of March 31, 2018 and 2017, total owned and franchised hotels, and the approximate number of associated rooms, were as follows:

	March 31, 2018		March 31, 2017
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	315	40,300	318	40,700
Joint Venture	1	200	1	200
Franchised	591	48,300	570	46,500
Totals	907	88,800	889	87,400

(1) As of March 31, 2018 and 2017, owned hotels includes two and three hotels, respectively, which met the criteria to be classified as assets held for sale.

Spin of CorePoint Lodging and Merger Agreement with Wyndham Worldwide

On January 17, 2018, La Quinta Holdings Inc. and Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”) entered into a definitive agreement (the “Merger Agreement”) under which Wyndham Worldwide will acquire our hotel franchise and hotel management business for $1.95 billion in cash (the “Merger”).  The acquisition is expected to close in the second quarter of 2018. In connection with the Merger Agreement, on January 17, 2018, we entered into a Separation and Distribution Agreement (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the Merger with Wyndham Worldwide, we will, among other things, (i) effect a reclassification and combination of our common stock whereby each share of our common stock will be reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) convey our owned real estate assets and certain related assets and liabilities to CorePoint Lodging Inc. (“CorePoint Lodging”) and, (iii) thereafter, distribute (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which will become a separate publicly traded company.  Under the terms of the Merger Agreement, our stockholders will receive $16.80 per share in cash (after giving effect to the Reverse Stock Split), and Wyndham Worldwide will repay approximately $715 million of our debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin. Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, a wholly-owned subsidiary of Wyndham Worldwide will merge with and into Holdings, with Holdings continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and our common stock will be delisted from the New York Stock Exchange.

The boards of directors of each of Wyndham Worldwide and La Quinta have approved the Merger Agreement. Our stockholders approved the Merger Agreement at a special meeting of stockholders on April 26, 2018. The Merger is subject to the completion of the Reverse Stock Split and the Spin and certain other customary conditions.

Financing in connection with the Spin and Merger

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Merger and Spin, CorePoint Lodging will make a cash payment to La Quinta of approximately $984 million subject to certain adjustments based on the actual amount of net indebtedness of La Quinta (as of immediately prior to the effective time of the Spin) and certain accrued but unpaid expenses incurred in connection with the Spin and the Merger, immediately prior to and as a condition of the Spin. The consummation of the Merger is subject to the consummation of the Spin.

On January 17, 2018, CorePoint Lodging received a binding commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”) pursuant to which, and subject to the conditions set forth therein, JPMorgan Chase Bank committed to provide a secured mortgage and, in certain circumstances mezzanine credit facility, in an aggregate principal amount of $1.035 billion and a $50 million secured revolving credit facility. The ultimate funding by JPMorgan Chase Bank under the Commitment Letter is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to CorePoint Lodging and its subsidiaries and consummation of the Spin and the Merger.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition — Revenues primarily consist of room rentals, franchise fees and other hotel revenues. We defer the revenue from franchisees at the time the franchise agreement is signed and recognize the revenue in the period beginning with the hotel opening and through the initial term of the franchise contract.

Room revenues are derived from room rentals at our owned hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. A portion of room revenues related to loyalty program members is deferred upon receipt and recognized when the performance obligation is satisfied. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying condensed consolidated statements of operations.

Included in franchise and other fee-based revenues are franchise fee revenues, which primarily consist of revenues from franchisees for application and initial fees, transfer fees, royalty, reservations, and training, as well as fees related to our guest loyalty program (“Returns”). We recognize franchise fee revenue on a gross basis because we (1) are the primary obligor in these arrangements, (2) have latitude in establishing rates, (3) perform the services delivered, (4) have some discretion over supplier selection, and (5) determine the specification of services delivered. The different types of franchise fee revenues are described as follows:

•

Upon execution of a franchise agreement, a franchisee is required to pay us an initial fee. We recognize the initial fee as revenue in the period beginning with the hotel opening and through the initial term of the franchise contract.

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

•

We receive reservation and technology fees in connection with franchising our La Quinta brand. Such fees are recognized based on a percentage of the franchisee’s eligible hotel room revenues or room count. We also perform certain other services for franchisees such as training and revenue management. Revenue for these services is recognized at the time the services are performed.

•	We receive fees from franchisees related to our Returns loyalty program. These fees are deferred until the performance obligation to the Returns member is satisfied.

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

Brand marketing fund revenues from franchise properties represent fees collected from franchised hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as brand marketing fund expenses from franchised hotels in our condensed consolidated statements of operations, resulting in no net impact to operating income or net (loss) income.

Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.

Customer loyalty program— We administer Returns, which allows members to earn points based on certain dollars spent. Members may redeem points earned for free night certificates, gift cards, airline miles, and a variety of other awards. We account for the economic impact of points earned by accruing an estimate of the performance obligation for unredeemed points as deferred revenue. We estimate the value of the future performance obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes assumptions for the redemption rate, redemption type (whether for a free night certificate or other award), rate of redemption at Company-owned hotels versus franchised hotels and the number of points required per stay. The expenses of the Returns program are charged to marketing, promotional and other advertising expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2018 and December 31, 2017, the total liability for Returns points was approximately $29.6 million and $18.9 million, respectively, of which $10.1 million and $6.5 million are included in accrued expenses and other liabilities, representing the estimated points expected to be redeemed in the next year. The remainder is included within other long-term liabilities in the accompanying consolidated balance sheets.

Actual financial results of the Returns program may vary from our estimate due primarily to variances from assumptions used in the calculation of the obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are recorded as a component of revenue as they become known.

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

Newly Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this update is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosure of hedging arrangements. ASU 2017-12 is effective for annual reporting periods, and interim periods beginning after December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures but do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

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

Newly Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the Tax Act that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Tax Act. The Company has applied and continues to apply the guidance in this update within its financial statements for the year ended December 31, 2017.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Act from accumulated other comprehensive income into retained earnings. The Company early adopted this guidance as of January 1, 2018, and recorded a $0.2 million adjustment to retained earnings for stranded tax effects related to our interest rate hedge.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. We adopted on January 1, 2018 and it did not have a material effect on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2017, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We adopted on January 1, 2018 and it did not have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). La Quinta implemented ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for open contracts. In accordance with this adoption method the prior period results will not be recast to reflect the new standard. We recorded a net reduction to opening retained earnings of approximately $14.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

Our operating results are impacted by ASC 606 in the following areas:

1)

Revenue related to our La Quinta Returns loyalty program will be recognized upon point redemption as opposed to when points are issued. Also, as a sponsor of the loyalty program, any points issued for stays at owned hotels will be accounted for as a reduction in revenue from owned hotels as opposed to expense; and the portion of the service obligation expected to be fulfilled at owned hotels will be considered deferred revenue.

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

4)

Certain customer acquisition costs in the form of key money incentives will continue to be recognized as a reduction in revenue. However, the term of amortization will change to the period of expected benefit, as opposed to the specific contractual term.

The net impact to revenues for the quarter ended March 31, 2018 as a result of applying ASC 606 was approximately $0.5 million.  The impact to expenses for the quarter ended March 31, 2018 was immaterial.

Contract balances:

With the transition to ASC 606, we recorded an increase to retained earnings of $4.6 million, net of tax, related to net contract acquisition costs related to commission expenses paid to employees. We established an asset of $7.1 million with accumulated amortization of $1.0 million through January 1, 2018. We also recorded a deferred liability tax $1.5 million as a result of this transition. As of March 31, 2018, the asset and accumulated amortization balances were $7.1 million and $1.0 million, respectively, and included within other non-current assets in the accompanying balance sheet.

Additionally, we recorded an increase to retained earnings of $0.5 million, net of tax, related to the amortization of customer acquisition costs in the form of key money incentives. The value, net of accumulated amortization, increased from $4.5 million to $5.2 million as of January 1, 2018. As of March 31, 2018, this balance was $5.1 million and was included within other non-current assets in the accompanying balance sheet.

Balances related to remaining performance obligations:

With the transition to ASC 606, we recorded a decrease to retained earnings of $8.3 million, net of tax, related to our loyalty program. At the time of transition, we established deferred revenue of $29.9 million as of January 1, 2018 related to our loyalty program, of which $10.3 million was considered accrued expense and other liabilities and $19.6 million was considered other long-term liabilities. Of this amount, $18.9 million was considered a points liability under previous accounting policies, with $6.5 million included in accrued expenses and other liabilities and $12.4 million included in other long-term liabilities. As a result, the transition impact was $11.0 million offset by a deferred tax asset of $2.7 million for a net of $8.3 million. As of March 31, 2018, the deferred revenue associated with our loyalty program was $29.6 million, of which $10.1 million was included in accrued expense and other liabilities and $19.5 million was included within other long-term liabilities in the accompanying balance sheet.

Additionally, we recorded a decrease in retained earnings related to initial and transfer fees of $11.7 million, net of tax. As of January 1, 2018, we established deferred revenue related to initial and transfer fees of $16.5 million. Of this amount, $0.9 million was considered deferred revenue under our prior accounting policies. As a result, the transition impact was $15.6 million offset by a deferred tax asset of $3.9 million for a net impact of $11.7 million. As of March 31, 2018, the deferred revenue associated with these fees was $16.4 million and was included in other long-term liabilities.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

As of December 31, 2017, three hotels were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2018, one of these hotels was sold for $4.4 million, net of transaction costs, resulting in a gain of $0.5 million. The remaining two hotels are expected to be sold before the end of 2018.

As of March 31, 2018 and December 31, 2017, the carrying amounts of the major classes of assets held for sale were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Current assets	$5	$33
Property and equipment, net	4,747	8,611
Other non-current assets	35	62
Total assets held for sale	$4,787	$8,706

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$738,474	$738,760
Buildings and improvements	2,744,041	2,713,860
Furniture, fixtures, equipment and other	483,211	474,776
Total property and equipment	3,965,726	3,927,396
Less accumulated depreciation	(1,536,360)	(1,497,718)
Property and equipment, net	2,429,366	2,429,678
Construction in progress	82,417	76,845
Total property and equipment, net of accumulated depreciation	$2,511,783	$2,506,523

Depreciation and amortization expense related to property and equipment was $39.7 million and $36.0 million for the three months ended March 31, 2018 and 2017, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,667,476	1,670,447
Total long-term debt (1)	$1,684,990	$1,687,961

(1)

As of March 31, 2018 and December 31, 2017, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 1.88% and 1.56%, respectively. As of March 31, 2018, the interest rate, maturity date and principal payments on the Term Facility (as defined below) were as follows:

•	During the three months ended March 31, 2018, we made a quarterly scheduled principal payment of $4.4 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to September 30, 2017. As of March 6, 2018, our first lien net leverage ratio was greater than 4.50 to 1.00, and as a result, the rate increased to LIBOR with a floor of 1.0% plus a spread of 3.0% for the period from March 6, 2018 to March 31, 2018. Included in the Term Facility as of March 31, 2018 and December 31, 2017 is an unamortized original issue discount of $4.9 million and $5.3 million, respectively. Included in the Term Facility, as of March 31, 2018 and December 31, 2017, is the deduction of debt issuance costs of $13.4 million and $14.4 million, respectively. As of March 31, 2018 and December 31, 2017, we had $16.8 million and $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

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

Interest Rate and Fees—Borrowings under the Term Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Term Facility is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the Agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%.  As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50, and as a result we realized a step-up of 0.25% as of that date.

Borrowings under the Revolving Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50, and as a result we realized a step-up in margin of 0.25% as of that date.

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

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of March 31, 2018, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of both March 31, 2018 and December 31, 2017, we had $14.4 million, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%. As of March 6, 2018, our consolidated first lien net leverage ratio increased to greater than 4.50 to 1.00, and as a result we realized a step-up of 0.25% after that date for a margin of 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Description	2018	2017
	(in thousands)
Term Facility	$20,328	$18,739
Amortization of deferred financing costs	1,030	999
Amortization of original issue discount	377	367
Other interest	8	3
Interest income	(287)	(128)
Total interest expense, net	$21,456	$19,980

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2018 and 2017, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

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

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2018		December 31, 2017
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other non- current assets	$2,922	Other long- term liabilities	$1,169

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the Three Months Ended March 31,
	(Loss) Recognized	2018	2017
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive gain	$3,068	$1,778

(1)  There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness       testing during the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$113,486	$113,486	$140,849	$140,849
Interest rate swaps (2)	2,922	2,922	1,169	1,169
Long-term debt (3)(4)	1,684,990	1,692,758	1,687,961	1,705,592

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.

(4)       Carrying amount includes deferred debt issuance costs of $13.4 million and $14.4 million as of March 31, 2018 and December 31, 2017, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of March 31, 2018 and December 31, 2017, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

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

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 4.9% and 4.2%, as of March 31, 2018 and December 31, 2017, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended March 31, 2018 and 2017:

March 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
Assets held for sale(1)	$—	$—	$4,787	$4,787
	$—	$—	$4,787	$4,787

(1)Assets held for sale include two hotels designated as held for sale. As of December 31, 2017 we had three hotels in assets held for sale and during the first quarter of 2018, we sold one hotel.

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
Assets held for sale(1)	$—	$—	$9,048	$9,048
Owned hotels identified for possible sale (2)	—	—	227,816	227,816
	$—	$—	$236,864	$236,864
(1)	Assets held for sale include three hotels and a restaurant parcel designated as held for sale. During the first quarter of 2017 we added one additional hotel to held for sale.
(2)

During the first quarter of 2016, we identified approximately 50 hotels where it became more likely than not that the holding period will be significantly shorter than the previously estimated useful lives. These assets did not meet the classification as assets held for sale and the fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.  As of March 31, 2018, of the approximately 50 hotels identified for possible sale in the first quarter of 2016, we have sold five and one hotel is classified as an asset held for sale.

Additional hotel sales

In the third quarter of 2017, we entered into an agreement to sell one of our owned hotels, located in Morrisville, North Carolina. We classified this hotel as held for sale during the third quarter of 2017, and it was sold in the first quarter of 2018 for approximately $4.4 million, net of transaction costs, resulting in a gain of $0.5 million.

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

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of March 31, 2018, Blackstone beneficially owned 30.0% of Holdings’ shares of common stock outstanding.

As of March 31, 2018 and December 31, 2017, approximately $81.6 million and $81.8 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $0.3 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

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

Litigation — Three putative class action lawsuits were filed on March 8, 2018, March 9, 2018 and March 19, 2018, by purported stockholders of the Company in the United States District Court for the Northern District of Texas challenging the Merger. The lawsuits are styled Cunha v. La Quinta Holdings Inc., et al., Rosenblatt v. La Quinta Holdings, Inc., et al. and Bushansky v. La Quinta Holdings, Inc., et al (the “Actions”). All of these complaints allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated thereunder in connection with the Merger. The Rosenblatt complaint names the Company and its directors as defendants; the Cunha complaint names the Company and its directors as well as Merger Sub and

Wyndham Worldwide; and the Bushansky complaint names the Company and its directors as defendants. The complaints allege that the proxy statement filed by the Company is materially incomplete and misleading. The complaints seek, among other relief, either an order enjoining the Merger or rescission if the Merger is consummated. The Bushansky complaint also seeks to enjoin the stockholder vote on the Merger. On April 16, 2018, the parties to the Actions (the “Settling Parties”) entered into the confidential Memorandum of Understanding providing for the settlement of the Actions. The Company believes that the lawsuits are without merit and that no further disclosure is required to supplement the proxy statement disclosed in the Company’s definitive merger proxy statement filed with the SEC on March 20, 2018 (as amended or supplemented from time to time, the “proxy statement”) under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, the Company has agreed, pursuant to the terms of the confidential Memorandum of Understanding, to make certain supplemental disclosures to the proxy statement. Nothing in these supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Actions. The confidential Memorandum of Understanding outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Actions.

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in May 2018. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intended to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  In March 2018, the examination was closed on a “no change” basis.

Purchase Commitments — As of March 31, 2018, we had approximately $31.1 million of purchase commitments related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2018, we had $29.6 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax benefit of approximately $1.9 million and income tax expense of $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The provision for the three month periods ended March 31, 2018 and 2017, differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes and the impact of certain costs relating to the pending separation of our franchise and management business from our owned real estate assets that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”).

During the three months ended March 31, 2018 and 2017, we recognized equity-based compensation expense of $3.1 million and $3.9 million, respectively, excluding related taxes. Unrecognized compensation expense as of March 31, 2018 was $12.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

As of March 31, 2018, there were 10.6 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

No equity awards were issued during the three month period ended March 31, 2018.

NOTE 12. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Denominator:
Weighted average number of shares outstanding, basic	116,324	115,936
Weighted average number of shares outstanding, diluted	116,324	116,368

Basic and diluted (loss) earnings per share	$(0.13)	$0.01

For the three month periods ended March 31, 2018 and 2017, approximately 0.1 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

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

The table below shows summarized consolidated financial information by segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Owned Hotels	$197,555	$205,635
Franchise and management (1)	27,180	26,714
Segment revenues	224,735	232,349
Other fee-based revenues from franchise properties	6,397	5,754
Corporate and other (2)	28,206	28,783
Intersegment elimination (3)	(30,558)	(32,614)
Total revenues	$228,780	$234,272
Adjusted EBITDA
Owned Hotels	$49,247	$58,721
Franchise and management	27,180	26,714
Segment Adjusted EBITDA	76,427	85,435
Corporate and other	(12,415)	(13,485)
Adjusted EBITDA	$64,012	$71,950

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $15.7 million and $16.7 million for the three month periods ended March 31, 2018 and 2017, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $30.6 million and $32.6 million for the three month periods ended March 31, 2018 and 2017, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of net (loss) income attributable to La Quinta Holdings’ stockholders to EBITDA and EBITDA to Adjusted EBITDA for the three month periods ended March 31, 2018 and 2017. Adjusted EBITDA and EBITDA should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Interest expense	21,744	20,108
Income tax (benefit) expense	(1,927)	2,290
Depreciation and amortization	39,893	36,257
Noncontrolling interests	71	89
EBITDA	44,642	60,333
(Gain) loss on sales	(498)	138
Gain related to casualty disasters	(928)	(1,928)
Equity-based compensation	2,365	3,943
Amortization of software service agreements	2,467	2,359
Retention plan (1)	2,484	2,550
Reorganization costs (1)	9,894	2,143
Other losses, net (2)	3,586	2,412
Adjusted EBITDA	$64,012	$71,950

(1)	Included cash and non-cash charges associate with the Spin and Merger.
(2)

Other losses, net consists of net loss attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Total Assets
Owned Hotels	$2,556,234	$2,550,064
Franchise and management	207,476	201,548
Total segments assets	2,763,710	2,751,612
Corporate and other	183,569	201,484
Total	$2,947,279	$2,953,096

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Capital Expenditures
Owned Hotels	$37,287	$41,432
Franchise and management	—	—
Total segment capital expenditures	37,287	41,432
Corporate and other	2,884	$4,746
Total	$40,171	$46,178

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”), as filed with the SEC, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. Our system-wide portfolio, as of March 31, 2018, consisted of 907 hotels representing approximately 88,800 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras, Colombia and Chile, of which 316 hotels were owned and operated and 591 were franchised. We also have a pipeline of 259 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three months ended March 31, 2018, we derived over 99% of our revenue from within the United States.

Recent Developments

Spin of CorePoint Lodging and Merger Agreement with Wyndham Worldwide

On January 17, 2018, La Quinta Holdings Inc. and Wyndham Worldwide entered into a definitive agreement (the “Merger Agreement”) under which Wyndham Worldwide will acquire our hotel franchise and hotel management business for $1.95 billion in cash.  The acquisition is expected to close in the second quarter of 2018. Under the terms of the agreement, our stockholders will receive $16.80 per share in cash (after giving effect to the Reverse Stock Split, as defined below), and Wyndham Worldwide will repay approximately $715 million of our net debt and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin (as defined below).  In connection with the Merger Agreement, on January 17, 2018, we entered into a Separation Agreement with CorePoint Lodging Inc. (“CorePoint Lodging”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the Merger (as defined below), we will, among other things, (i) effect a reclassification and combination of our common stock whereby each share of our common stock will be reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) convey our owned real estate assets and certain related assets and liabilities to CorePoint Lodging and, (iii) thereafter, distribute (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which will become a separate publicly traded company.  Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, Merger Sub will merge with and into the Registrant, with the Registrant continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide (the “Merger”), and our common stock will be delisted from the New York Stock Exchange.

The boards of directors of each of Wyndham Worldwide and La Quinta Holdings Inc. have approved the Merger Agreement. Our stockholders approved the Merger Agreement at a special meeting of stockholders on April 26, 2018. The Merger is subject to the completion of the Reverse Stock Split and the Spin and certain other customary conditions. We may be required to pay to Wyndham Worldwide a termination fee of $37 million if the Merger Agreement is terminated under certain circumstances, including because our board of directors has made an adverse recommendation change in connection with the special meeting of stockholders.

There is no assurance that the Spin and/or the Merger will occur.  See “Risk Factors—Risks related to the pending Spin and Merger” in our 2017 Form 10-K.

Financing in connection with the Spin and Merger

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Merger and Spin, CorePoint Lodging will make a cash payment to La Quinta of approximately $984 million subject to certain adjustments based on the actual amount of net indebtedness of the Company (as of immediately prior to the effective time of the Spin)

and certain accrued but unpaid expenses incurred in connection with the Spin and the Merger, immediately prior to and as a condition of the Spin. The consummation of the Merger is subject to the consummation of the Spin.

On January 17, 2018, CorePoint Lodging received a binding commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”) pursuant to which, and subject to the conditions set forth therein, JPMorgan Chase Bank committed to provide a secured mortgage and, in certain circumstances mezzanine credit facility, in an aggregate principal amount of $1.035 billion and a $50 million secured revolving credit facility. The ultimate funding by JPMorgan Chase Bank under the Commitment Letter is subject to certain customary conditions, including, but not limited to, receipt of financial information, delivery of customary documentation relating to CorePoint Lodging and its subsidiaries and consummation of the Spin and the Merger.

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many franchised and owned hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. As it relates to our franchised hotels, the primary impact was on the amount of fees we collected from our franchisees during the periods since, as these fees are typically revenue based.  As it relates to our owned hotels, the storms impacted and will continue to impact in the near term, our owned hotel revenues, expenses and gains and losses, as we are the owner/operator of these hotels. Hurricanes Harvey and Irma had a meaningful impact on our business in the third and fourth quarters of 2017, as well as the first quarter of 2018.

As of March 31, 2018, approximately three percent of our owned rooms remain out of service due to hurricane damage. We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

Strategic Priorities

Beginning in 2016 and continuing in 2018, the Company has been focusing on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a continuous review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying, testing, and implementing enhancements to the hotel operating model for our owned hotels, and (3) enhancing the La Quinta Returns loyalty program.  Possible outcomes from the review of our owned hotel portfolio include, but are not limited to, improving and/or repositioning a hotel through a significant renovation, determining a hotel is appropriately positioned within its market, or disposing of a hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development. This review of our owned hotel portfolio has identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

These significant renovations commenced in the fourth quarter of 2016, with the start and completion dates for these projects being staggered through the end of 2018.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. As of March 31, 2018, the construction phase of the repositioning effort had been completed for 39 of these hotels.

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

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise hotels. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks related to our business and industry” in our 2017 Form 10-K.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of March 31, 2018 and 2017.

	As of March 31,
	2018	2017
Number of Hotels in Operation
Owned hotels (1)	316	319
Franchised hotels (2)	591	570
Total Owned and Franchised Hotels	907	889

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as owned hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also include one hotel owned via a joint venture in which we have a controlling interest. At March 31, 2018 and 2017, Owned Hotels include two and three hotels, respectively, which met the criteria to be classified as assets held for sale.

(2)	As of both March 31, 2018 and 2017, Franchised Hotels includes four hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned and franchised hotels as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	181	178
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	41	46
La Quinta Inns (exterior corridor) (2)	91	92
Total Owned	316	319
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	522	492
La Quinta Inn & Suites (exterior corridor)	6	4
La Quinta Inns (interior corridor)	46	62
La Quinta Inns (exterior corridor)	4	1
LQ Hotel (interior corridor)	13	11
Total Franchised	591	570
Total Hotels	907	889

(1)

Of the two owned hotels designated as assets held for sale as of March 31, 2018, one is a La Quinta Inn (interior corridor) and one is a La Quinta Inn (exterior corridor). Of the three owned hotels designated as assets held for sale as of March 31, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).

(2)	Subsequent to March 31, 2018, one La Quinta Inn was re-branded to a Baymont Inn.

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

Inflation

We do not believe that inflation had a material effect on our business during the three month periods ended March 31, 2018 and 2017. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

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

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk Factors—Risks related to our business and industry” in our 2017 Form 10-K.

Activities in the oil and gas industry over the past few years have significantly affected demand in the markets defined by STR, Inc. (“STR”), a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and additional acceleration or deceleration of activities in this industry could further affect our business in those markets.

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

•

Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in our 2017 Form 10-K. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions, estimated holding periods or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

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

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks related to our business and industry” in our 2017 Form 10-K. General and administrative expenses may also fluctuate from period to period, primarily related to support of the Company’s overall strategic initiatives.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) owned hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 907 hotels in our system as of March 31, 2018, 847 have been classified as comparable hotels.

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

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three Months Ended March 31, 2018	Variance Three Months 2018 vs. Three Months 2017
Occupancy	62.9%	-7	bps
ADR	$91.60		4.4%
RevPAR	$57.59		4.3%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three Months Ended March 31, 2018	Variance Three Months 2018 vs. Three Months 2017
RevPAR Index (1)	93.7%	-9 bps
(1)	Information based on the STR competitive set of hotels existing as of March 31, 2018.

We experienced a decrease in RevPAR Index during the three months ended March 31, 2018. Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives caused incremental expenditures in 2017 and continuing into 2018. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From March 31, 2017 to March 31, 2018, our total number of owned and franchised La Quinta hotels has grown from 889 to 907 with rooms increasing from 87,400 rooms to 88,800 rooms and number of franchised hotels increasing from 570 to 591. At March 31, 2017, our franchise pipeline numbered 249 hotels with 23,300 rooms, and grew to 259 hotels with 24,400 rooms at March 31, 2018, while we have opened a net total of 21 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 29% of the conversions and new construction projects have commenced as of March 31, 2018.

Three months ended March 31, 2018 compared with three months ended March 31, 2017

For the three months ended March 31, 2018, we experienced, on a system-wide comparable hotels basis, increases in ADR and RevPAR compared to the three months ended March 31, 2017.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2018 and 2017, including the amount and percentage change in these results between the periods:

	For the Three Months Ended March 31,		Increase/(Decrease)
(in thousands)	2018	2017	$ change	% change
Revenues
Room revenues	$191,708	$199,744	$(8,036)	(4.0)
Franchise and other fee-based revenues	25,896	23,978	1,918	8.0
Other hotel revenues	4,779	4,796	(17)	(0.4)
	222,383	228,518	(6,135)	(2.7)
Brand marketing fund revenues from franchised properties	6,397	5,754	643	11.2
Total Revenues	228,780	234,272	(5,492)	(2.3)
Operating Expenses
Direct lodging expenses	103,875	100,334	3,541	3.5
Depreciation and amortization	39,702	36,040	3,662	10.2
General and administrative expenses	41,835	35,438	6,397	18.1
Other lodging and operating expenses	15,323	14,060	1,263	9.0
Marketing, promotional and other advertising expenses	17,804	18,536	(732)	(3.9)
(Gain) loss on sales	(498)	138	(636)	NM	(1)
	218,041	204,546	13,495	6.6
Brand marketing fund expenses from franchised properties	6,397	5,754	643	11.2
Total Operating Expenses	224,438	210,300	14,138	6.7
Operating Income	4,342	23,972	(19,630)	(81.9)
Other (Expenses) Income
Interest expense, net	(21,456)	(19,980)	(1,476)	7.4
Other income (expense)	119	(24)	143	NM	(1)
Total Other Expenses, net	(21,337)	(20,004)	(1,333)	6.7
(Loss) Income Before Income Taxes	(16,995)	3,968	(20,963)	NM	(1)
Income tax benefit (expense)	1,927	(2,290)	4,217	NM	(1)
Net (Loss) Income	(15,068)	1,678	(16,746)	NM	(1)
Less: net income attributable to noncontrolling interests	(71)	(89)	18	(20.2)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589	$(16,728)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three Months Ended March 31, 2018	Variance 2018 vs. 2017
Owned hotels
Occupancy	60.5%	-245	bps
ADR	$89.23		4.3%
RevPAR	$53.98		0.2%
Franchised hotels
Occupancy	65.0%	205	bps
ADR	$93.56		4.4%
RevPAR	$60.81		7.8%
System-wide
Occupancy	62.9%	-7	bps
ADR	$91.60		4.4%
RevPAR	$57.59		4.3%

Revenues

Owned hotels

As of March 31, 2018, we owned 316 hotels, comprising approximately 40,500 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2018 and 2017 totaled $191.7 million and $199.7 million, respectively. The decrease of $8.0 million, or 4.0 percent, was primarily driven by the sale of three owned hotels between the periods and a decrease in the number of available rooms due to damage caused by hurricanes in the third quarter of 2017.  RevPAR at our comparable owned hotels increased 0.2 percent for the three months ended March 31, 2018 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 4.3 percent, offset slightly by a decrease in occupancy of 245 basis points. Excluding the impact of the owned hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 5.9 percent in the first quarter.

Other hotel revenues at our owned hotels for each of the three month periods ended March 31, 2018 and 2017 totaled $4.8 million. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of March 31, 2018, we had 591 franchised hotels, comprising approximately 48,300 rooms, located in the United States, Canada, Mexico, Honduras, Colombia and Chile. Franchise and other fee-based revenues for the three months ended March 31, 2018 and 2017 totaled $25.9 million and $24.0 million, respectively. The increase of $1.9 million, or 8.0 percent, was primarily driven by a net increase of 21 hotels to our franchise system from March 31, 2017 to March 31, 2018 and an increase in RevPAR at our comparable franchised hotels of 7.8 percent, which was due to an increase in ADR of 4.4 percent and an increase in occupancy of 205 basis points.

Operating expenses

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Direct lodging expenses	$103.9	$100.3	3.5
Other lodging and operating expenses	15.3	14.1	9.0

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $119.2 million and $114.4 million, for the three months ended March 31, 2018 and 2017, respectively, resulting in an increase of $4.8 million. The increase in direct lodging expenses for our owned hotels was caused by increases in salaries (including hourly wages) and benefits, increased uninsured loss, increased property taxes, increased contract labor due to difficulty in hiring, and increased travel agency commission costs due to increased volume driven through third party online travel agencies such as Expedia.com, Booking.com, and TripAdvisor. These increases were partially offset by decreases caused by three fewer hotels in the owned hotel portfolio at March 31, 2018 in comparison to the hotels owned at March 31, 2017 and lower insurance provisions at the property level. Additionally, the Company realized a decrease in repairs and maintenance and supplies expenses.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Depreciation and amortization	$39.7	$36.0	10.2

Depreciation and amortization expense for our owned hotels totaled $39.7 million and $36.0 million, respectively, for the three months ended March 31, 2018 and 2017. The increase of $3.7 million, or 10.2 percent, was primarily the result of additional depreciation on certain owned assets in the first quarter of 2018 driven by $211.5 million in capital expenditures between March 31, 2017 and March 31, 2018.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
General and administrative expenses	$41.8	$35.4	18.1

General and administrative expenses totaled $41.8 million and $35.4 million, respectively, for the three months ended March 31, 2018 and 2017. General and administrative expenses increased for the three months ended March 31, 2018 compared to the prior year period, primarily as a result of increased costs of approximately $12.4 million associated with the Spin and Merger. Additionally, corporate salaries and benefits, including healthcare, and corporate bonus expense increased for the first quarter of 2018. These increases were partially offset by decreases in equity-based compensation and severance expense.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Marketing, promotional and other advertising expenses	$17.8	$18.5	(3.9)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $17.8 million and $18.5 million, respectively, for the three months ended March 31, 2018 and 2017. The decrease of $0.7 million, or 3.9 percent, was primarily driven by decreased spending in broadcast media and costs associated with our loyalty program. These decreases were partially offset by increases in online media spending in order to enhance brand awareness and bookings. In addition, we spent $6.4 million and $5.8 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended March 31, 2018 and 2017, respectively, which increased due to more funds being available to spend in the BMF.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
(Gain) loss on sales	$(0.5)	$0.1	NM	(1)

(1)Fluctuation in terms of percentage change is not meaningful

During the first quarter of 2018, we sold one of our owned hotels for a gain of approximately $0.5 million. The hotel had been identified as held for sale in the third quarter of 2017 and included in assets held for sale as of December 31, 2017.

During the first quarter of 2017, we sold three of our owned hotels for a loss of approximately $0.1 million. These properties were identified as held for sale in the third quarter of 2016.

Other Income (Expenses)

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Interest expense, net	$(21.5)	$(20.0)	7.4

Interest expense, net, totaled $21.5 million and $20.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase of 7.4 percent was driven by an increase in our interest rate, which is based on LIBOR. The interest rate also increased 25 basis points from the applicable rate as a result of our net leverage ratio moving above 4.50 to 1.00 during the first quarter of 2018.  This increase was partially offset by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and an increase in interest income in the three months ended March 31, 2018.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Income tax benefit (expense)	$1.9	$(2.3)	NM	(1)

We compute our income tax expense on a quarterly basis by applying the estimated annual effective tax rate to results from recurring operations and taxable income. The provision for the three month periods ended March 31, 2018 and 2017 differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes and costs relating to the pending separation of our franchise and management business from our owned real estate assets that are not deductible for tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in our 2017 Form 10-K.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of net income (loss) attributable to La Quinta Holdings’ stockholders to Adjusted EBITDA. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues
Owned Hotels	$197,555	$205,635
Franchised and management (1)	27,180	26,714
Segment revenues	224,735	232,349
Other revenues from franchised properties	6,397	5,754
Corporate and other (2)	28,206	28,783
Intersegment elimination (3)	(30,558)	(32,614)
Total revenues	$228,780	$234,272
Adjusted EBITDA
Owned Hotels	$49,247	$58,721
Franchised and management	27,180	26,714
Segment Adjusted EBITDA	76,427	85,435
Corporate and other	(12,415)	(13,485)
Adjusted EBITDA	$64,012	$71,950

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

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $15.7 million and $16.7 million for each of the three month periods ended March 31, 2018 and 2017, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $30.6 million and $32.6 million for each of the three month periods ended March 31, 2018 and 2017, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of three hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2017. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. The significant components of the decrease in our Owned Hotels segment’s Adjusted EBITDA were decreased Owned Hotels segment revenues of approximately $8.0 million, an increase in recurring direct lodging expenses of approximately $2.9 million and an increase in recurring lodging and operating expenses of approximately $0.3 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $0.5 million primarily as a result of the net addition of 21 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 7.8 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise and management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and management segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash and cash equivalents of $113.5 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, costs associated with our Spin and Merger and other purchase commitments.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of March 31, 2018), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement.

In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability on our books equal to $321.1 million. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of the Company’s shares, reducing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change the Company’s federal net operating losses (“NOLs”) will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 and will continue through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We believe it is more likely than not the benefit from the federal net operating losses will not be realized.

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

The following table summarizes our net cash flows:

	For the Three Months Ended March 31,		Percent Change
(in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$8.9	$25.0	(64.4)
Net cash used in investing activities	(31.7)	(19.6)	61.7
Net cash used in financing activities	(4.5)	(4.5)	-

Our ratio of current assets to current liabilities was 1.01 and 1.15 as of March 31, 2018 and December 31, 2017, respectively.

Operating activities

Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2018, compared to $25.0 million for the three months ended March 31, 2017. The $16.1 million decrease was primarily driven by a decrease in results from operations, its associated tax effect, and other noncash items. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2018 was $31.7 million, compared to $19.6 million during the three months ended March 31, 2017. The $12.1 million increase in cash used in investing activities was primarily attributable to a decrease in proceeds from sale of assets.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2018 remained constant at $4.5 million, compared to the three months ended March 31, 2017.

Capital expenditures

During the three months ended March 31, 2018 and 2017, we made capital expenditures of approximately $40.2 million and $46.2 million, respectively.

As of March 31, 2018, we had outstanding commitments under capital expenditure contracts of approximately $31.1 million related to certain continuing redevelopment and renovation projects and information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

Borrowings under the term loans bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans is 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result we realized a margin step-up of 0.25% after that date.

Borrowings under the revolving credit facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%.  As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result we realized a margin step-up of 0.25% after that date.

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

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks related to our business and industry” and “Risk Factors—Risks relating to our indebtedness” in our 2017 Form 10-K.

Contractual obligations

There have been no significant changes in our contractual obligations since December 31, 2017 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our 2017 Form 10-K is incorporated herein by reference.

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

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K filed February 28, 2018 describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our 2017 Form 10-K.

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

Interest rate risk

We are exposed to interest rate risk under our credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 1.56 percent per annum at December 31, 2017 to 1.88 percent at March 31, 2018. Changes in interest rates also affect the fair value of our debt.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2018 for our financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2018	2019	2020	2021	2022	Thereafter	value	value
Term Facility	$13.1	$17.5	$17.5	$1,636.9	$-	$-	$1,685.0	$1,692.8
Weighted average interest rate (1)							4.832%

(1)	Weighted average interest rate as of March 31, 2018, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Three putative class action lawsuits were filed on March 8, 2018, March 9, 2018 and March 19, 2018, by purported stockholders of the Company in the United States District Court for the Northern District of Texas challenging the Merger. The lawsuits are styled Cunha v. La Quinta Holdings Inc., et al., Rosenblatt v. La Quinta Holdings, Inc., et al. and Bushansky v. La Quinta Holdings, Inc., et al (the “Actions”). All of these complaints allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder in connection with the Merger. The Rosenblatt complaint names the Company and its directors as defendants; the Cunha complaint names the Company and its directors as well as Merger Sub and Wyndham Worldwide; and the Bushansky complaint names the Company and its directors as defendants. The complaints allege that the proxy statement filed by the Company is materially incomplete and misleading. The complaints seek, among other relief, either an order enjoining the Merger or rescission if the Merger is consummated. The Bushansky complaint also seeks to enjoin the stockholder vote on the Merger. On April 16, 2018, the parties to the Actions (the “Settling Parties”) entered into the confidential Memorandum of Understanding providing for the settlement of the Actions. The Company believes that the lawsuits are without merit and that no further disclosure is required to supplement the proxy statement disclosed in the Company’s definitive merger proxy statement filed with the SEC on March 20, 2018 (as amended or supplemented from time to time, the “proxy statement”) under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, the Company has agreed, pursuant to the terms of the confidential Memorandum of Understanding, to make certain supplemental disclosures to the proxy statement. Nothing in these supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Actions. The confidential Memorandum of Understanding outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Actions.

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in May 2018. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

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

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/18-1/31/18	989	$18.47	—	$—
2/1/18-2/28/18	—	—	—	—
3/1/18-3/31/18	—	—	—	—
Total	989	$18.47	—	$—

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

2.1

Agreement and Plan of Merger, dated as of January 17, 2018, by and among Wyndham Worldwide Corporation, WHG BB Sub, Inc. and La Quinta Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

2.2

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

10.1

Employee Matters Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

10.2	La Quinta Holdings Inc. Project Longhorn Retention Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2018 (File no. 001-36412))

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

LA QUINTA HOLDINGS INC.
(Registrant)

Date: May 8, 2018	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By:	/s/ James H. Forson
James H. Forson
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)